Form 10QSB
period 1996-03-31
TOLLYCRAFT YACHT CORP
filed 1996-10-11
CIK 1019867

U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                       Form 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

[    ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	EXCHANGE ACT
For the transition period from . . . . . . . . . . . . . . .
 . . . . . to . . . . . . . . . . . . . . . . . . . . .

               Commission file number 0-21087

                Tollycraft Yacht Corporation
  (Exact name of small business issuer as specified in its charter)

                           Minnesota
        (State or other jurisdiction of incorporation or organization)

                           41-1735422
               (IRS Employer Identification No.)

          2200 Clinton Avenue, Kelso, Washington  98626
             (Address of principal executive offices)

                        (360) 423-5160
                   (Issuer's telephone number)

     Child Guard Corporation, 441 Crescent Drive, Albert Lea,
          Minnesota  56007
     (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all the reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _______ No _X___

          APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the
issuers classes of common equity, as of the latest practible
date:   50,000,000

      Transitional Small Business Disclosure Format (check one):
Yes _______ No __X____

                    	PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOLLYCRAFT YACHT CORPORATION
Consolidated Balance Sheets

ASSETS
                                         December 31,     March 31,
                                            1995            1996
Current assets:
  Cash                                    $   20,022      $   84,170
  Accounts receivable                         23,038          23,038
  Raw material inventories                   450,000         450,000
  Costs incurred and income recognized in
      excess of billings on uncompleted
      contracts                            1,598,669       2,573,307
  Other current assets                        58,105          29,168
         Total current assets              2,149,834       3,159,683

Equipment, net                             2,786,908       2,736,892
Product rights                                22,000          22,000
Net deferred tax assets                       15,325          15,325

         Totals assets                     4,974,067       5,933,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                         $ 771,661       1,357,058
  Customer deposits                          155,000         823,000
  Work-in-process financing                2,942,287       3,081,933
  Accrued payroll and payroll related
    liabilities                            1,635,480       2,060,645
  Notes payable                            2,708,986       3,165,637
  Other accrued liabilities                  248,304         317,844
  Long-term debt, due within one year        254,300         254,300

         Total current liabilities         8,716,018      11,060,417

Long-term debt                               737,380       1,130,995

Stockholders' equity (deficit):
  Common stock, no par value,
        1,000,000 shares                   1,581,267       1,581,267
       authorized, issued and
       outstanding
  Retained deficit                        (6,060,598)     (7,838,779)
         Total stockholders'
           equity (deficit)               (4,479,331)     (6,257,512)

         Total liabilities and
           stockholders' equity (deficit) $4,974,067       5,933,900

TOLLYCRAFT YACHT CORPORATION
Consolidated Statements of Operations


                                                         Three Months
                                                        Ended March 31,
                                                      1995            1996


Net sales

Cost of sales                                       2,911,331       3,179,163

Gross margin                                         (255,443)       (582,805)

Selling expenses                                      180,059         222,035

General and administrative expenses                   301,952         818,270

Loss from operations                                 (737,454)     (1,623,110)

Other income (expenses):
  Interest, net                                       (84,775)       (155,551)
  Other                                                     0             479
    Total other income(expenses)                      (84,775)       (155,072)

Loss before benefit for income taxes                 (822,229)     (1,778,182)

Benefit for income taxes-deferred                           0               0

Net loss                                            $(822,229)     (1,778,182)

TOLLYCRAFT YACHT CORPORATION
Consolidated Statements of Cash Flows


                                                         Three Months
                                                        Ended March 31,
                                                       1995            1996

Cash, January 1,                                    $ 265,664      $   20,022

Cash flows from operating activities:
  Net Loss                                           (822,229)     (1,778,182)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      78,587          85,110
  Change in assets and liabilities:
    Inventories                                        (7,510)              0
    Costs incurred and income recognized
    in excess of billings on uncompleted contrac      871,790        (974,638)
    Other current assets                             (134,245)         28,938
    Accounts payable                                  181,754         585,397
    Customer deposits                                (590,535)        668,000
    Accrued payroll liabilities                       140,451         425,165
    Other accrued liabilities                         102,510          69,540
                                                     (179,427)       (890,670)

Cash flows from investing activities:
  Purchase of equipment                               (52,624)        (35,094)
  Disposal of equipment, net                                0
  Investment in Purchase option                          (500)              0
                                                      (53,124)        (35,094)

Cash flows from financing activities:
  Proceeds from work-in-process financing             155,118       1,055,215
  Proceeds from notes payable                         524,391         456,651
  Proceeds from long-term debt                          7,000         406,615
  Repayment of work-in-process financing                    0        (915,569)
  Repayment of notes payable                         (663,902)              0
  Repayment of long-term debt                               0         (13,000)
                                                       22,607         989,912

Cash, March 31,                                    $   55,720      $   84,170

TOLLYCRAFT YACHT CORPORATION
Notes to Consolidated Financial Statements
For the Three Months Ending March 31, 1996

Note 1 - Basis of Presentation

	The accompanying financial statements have been prepared by Tollycraft Yacht Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

	The financial information presented herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

	The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosure of other accounting information. Future events could alter such estimates.

Note 2 - Summary of Significant Accounting Policies


	The Company and Acquisitions

		Tollycraft Yacht Corporation (the "Company") was incorporated under the laws of the State of Minnesota on December 7, 1992. The Company changed its name from Child Guard Corporation to Tollycraft Yacht Corporation in January 1996.
Also in January 1996 the Company acquired all of the outstanding common stock of Tollycraft
Acquisition Corporation ("TAC"), a Washington corporation incorporated on February 4, 1994.

		The acquisition by the Company of TAC has been accounted for as a pooling of interests. Except where otherwise indicated, references to the Company in these financial statements and notes thereto include the activities of TAC.


	Nature of business

		Tollycraft Yacht Corporation (the "Company"), is engaged in the manufacture and distribution of luxury motor yachts.


	Cash

		The Company periodically throughout the period maintained cash balances in its bank accounts in excess of federally insured limits.


	Inventories

		Inventories are valued at the lower of average cost or market.


	Equipment

		Equipment is valued at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Additions and improvements, including patterns and molds for yacht production which have been produced in house, are capitalized at cost.

TOLLYCRAFT YACHT CORPORATION
Notes to Consolidated Financial Statements (continued)

Note 1 - Summary of Significant Accounting Policies
(continued)


	Estimated Warranties

		The Company records an accrual at the time of sale of each yacht for estimated warranty claims.
There is a general one year parts and labor warranty to the original owner for defects in material and workmanship. In addition, there is a 15 year transferable limited warranty for structural defects in all Tollycraft built hulls, deck bridges, stringers, and bulkheads.


	Revenue Recognition

		Revenue is recognized using the percentage-of-completion method. This method is measured by comparing the percentage of costs incurred to date to the estimated total cost for each finished yacht. Yacht costs include all direct material costs, direct labor costs, and indirect manufacturing costs such as indirect labor, supplies, small tools, and other indirect manufacturing overhead costs. Selling, general and administrative costs, and interest on indebtedness are charged to expense as incurred.

		Changes in job performance, job conditions, and estimated profitability may result in revisions to estimated costs and income, which are recognized in the period in which the revisions are determined.
		The current asset "Costs incurred and income recognized in excess of billings on uncompleted contracts," represents costs and estimated contract profits for yachts in process.


	Pension and profit sharing plans

		Union employees participate in a pension plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company is required to make annual contributions of $.05 per labor hour worked. Non-union employees of the Company also participate in a Section 401(k) pension plan. The
Company is not required and has not made any contributions to the non-union plan.

Note 3 - Uncompleted Contracts

	Costs incurred and billings on uncompleted contracts at
March 31, 1996 consisted of the following:
		Costs incurred on uncompleted contracts		$  2,425,739
		Income (loss) recognized                      147,568
                                       				$  2,573,307

Note 4 - Equipment and Leasehold Improvements

	Equipment consists of the following:
		Manufacturing equipment				      $    354,480
		Office furniture and equipment			     376,320
		Molds and patterns	     			         2,609,304
                     				       		    3,340,104
		Less accumulated depreciation	 		    (603,212)
                             					 $  2,736,892

TOLLYCRAFT YACHT CORPORATION
Notes to Consolidated Financial Statements (continued)

Note 5 - Work-in-process Financing

	The Company has available a $3,000,000 line-of-credit with Caterpillar Financial Services Corporation. Under the terms of the agreement, borrowings are limited to 75% of the dealer net price of each particular yacht.
Advances are made at 1/3 upon commencement of hull lamination, 1/3 upon commencement of the assembly process, and 1/3 upon installation of the engines.
Interest on borrowings are payable monthly at a variable rate. Borrowings are collateralized by substantially all assets. Outstanding borrowings at March 31, 1996 were $ 3,081,933.

	The Company is also required to maintain a minimum level of stockholder's equity and a ratio of total liabilities to stockholders equity. At March 31, 1996, the Company was in violation of these minimum requirements.

Note 6 - Notes Payable

	The Company has a line-of-credit with Vera Corporation for working capital purposes. Interest on the borrowings are payable monthly at a rate of 12% per annum. Borrowings are collateralized by substantially all assets. Outstanding borrowings at March 31, 1996 were $ 3,165,637.

Note 7 - Other Accrued Liabilities

	Other accrued liabilities consisted of the following:
		Estimated liabilities for warranties		$  47,331
		Interest				                         	  108,061
		Reserve for sales discounts		     	     114,122
		Excise taxes				                         48,330
                                    				$ 317,844

Note 8 - Long-term Debt

	Long-term debt consists of various obligations assumed in 1994 by Tollycraft Acquisition Corporation in connection with the purchase of the yacht manufacturing business, tooling, molds, patterns and all rights and privileges to the name "Tollycraft".

Note 8 - Operating Lease Commitments

	The Company leases certain vehicles and machinery under non-cancelable operating leases. Minimum future lease payments under these operating leases are as follows:

		Years ending
			1996		$   19,836
			1997		    19,836
			1998		     6,612
    					$   46,284

	The Company also leases its manufacturing facilities and effective October 1, 1995 has entered into a twenty year lease at $29,500 per month. The agreement calls for 7% increases at the end of each five year period of the lease.

TOLLYCRAFT YACHT CORPORATION
Notes to Consolidated Financial Statements (continued)

Note 9 - Provision for Income Taxes

	Deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities.
The classification of the resulting deferred tax assets and liabilities is based upon the classification of the related balance sheet asset or liability. Deferred tax assets and liabilities result principally from the Company's net operating loss carryforwards, differences in depreciation methods for tax purposes and other temporary differences. A valuation allowance has been created for purposes of financial reporting.

Note 10 - Subsequent Events

	Tollycraft Yacht Corporation has issued and is currently offering in a private placement $3,000,000 of promissory notes convertible into common stock.
Additionally, the Company has signed a letter of intent with a financing consultant to provide investment banking and advisory services in connection with a secondary offering of $9,000,000 of common stock.

Item 2. Managements Discussion and Analysis or Plan of
Operation

In January Child Guard Corporation acquired Tollycraft
Acquisition Corporation (a manufacturer of luxury motor yachts). Subsequent to the transaction, Child Guard
Corporation changed its name to Tollycraft Yacht
Corporation. Effective with the acquisition, the Company's main line of business is the production of luxury motor yachts from 48 feet to 90 feet in length.

Tollycraft Acquisition Corporation ("TAC") is the successor of the original manufacturer of Tollycraft Yachts. The stockholders of TAC formed a new management group. Key decisions by the management group include (1) The commitment to maintain customer and dealer relationships by completing all unfinished yacht contracts even though it meant TAC would absorb substantial losses, (2) Shape maximum customer confidence, (3) Invest in updating and redesigning its current product line, (4) Develop a new series of yachts,
(5) Streamline management, (6) Expand its dealer network. Significant expenses have been incurred to implement these decisions.

In the fall of 1995 Tollycraft Acquisition Corporation was actively seeking a business partner to raise funds in order to continue with its business plan. As part of the business plan, Tollycraft Acquisition Corporation was acquired by Child Guard Corporation in order to raise capital in the public market.

Results of Operations:

Current operations reflect the costs of ongoing improvement and expansion that has been implemented by the Company. For the first quarter of 1996, the gross margin was -17%. Many factors have contributed to the negative gross margin on sales. In order to improve quality additional materials have been incorporated into the yachts and manufacturing processes were modified to meet specific procedural criteria. To update the previously neglected product line, the yachts were redesigned with more luxurious interiors and more expensive materials have been selected with an emphasis on quality and manufacturing efficiency. The resulting higher material costs and an increase in direct labor caused by retraining and developing new manufacturing procedures has had a significant impact on gross margins. In addition, it was necessary to schedule high levels of direct labor overtime wages during the first quarter in order to accelerate the production schedules to complete specific yachts for their debut at the winter season international boat shows. Previous pricing commitments to the existing dealers also contributed to a lack of profitability.

Management has taken the following steps to improve the operations of the Company:


	1. Increased basic pricing on current models an average
24% for greater profit margins to reflect the higher quality products being manufactured.

	2. Selected new materials to upgrade the quality of
interiors while emphasizing production efficiency.
	3	 Designed a new line of yachts to augment the current
models offered.  The new yachts are engineered for
more efficient production and priced at greater
profit margins.
	4. Established relationships with dealers that are
capable of providing their own inventory financing.
	5.	Increased the dealer network for nationwide
marketing capability to increase sales volume and reach economies of scale.

	6.	Redesigned manufacturing processes to make
production more efficient.
	7. Modernized the manufacturing plant for increased capacity and efficiency of material flow.
	8. Developed a labor tracking system to monitor and reduce direct labor costs.

The Company's leased manufacturing facility has recently undergone a $2,000,000 renovation and expansion which was financed by the owner of the real estate. Company expenditures for the improvements were not material.

From a management standpoint, the main focuses have been to introduce new engineering and construction techniques to reduce direct manufacturing costs, and streamline its management structure. The enlarged facility and new management techniques make it possible to double production with very little increases in fixed costs.

Financial Condition:

Implementing and making the improvements has been an expensive proposition. Many one time costs in training and manufacturing modifications to improve plant efficiency have been paid through current operations. In addition, the yachts have been extensively marketed at trade shows to establish Tollycraft as a legitimate competitor in the east coast yacht market. These circumstances have resulted in large operating losses, the impact of which can be seen in the current financial condition of the Company.

At March 31, 1996, the Company had a negative net worth of - $7,838,779. The cumulative losses of the Company have recently been financed through current liabilities. Current liabilities of $11,060-417 exceed current assets of $3,159,683 resulting in a current ratio of .29. Current liabilities include a revolving credit facility of $3,000,000 from a marine engine supplier to assist financing of work-in-process inventories. The remaining current liabilities are trade payables, another working capital loan, deposits from customers, and accrued payroll related expenses and undeposited payroll taxes.

TAC has not been able to make timely payments to trade suppliers and various taxing authorities. Deferred payment terms have been negotiated with the taxing authorities and the vast majority of trade vendors. Material suppliers continue to provide the Company with its raw material needs on a COD basis and no orders have been canceled.

Long-term debt of $1,385,295 (including current maturities) is mainly obligations assumed by TAC in exchange for miscellaneous machinery and equipment as well as the molds and tooling necessary to manufacture the current line of yachts. Management believes the book value of these assets is significantly understated when considering replacement cost values and the potential earnings capability of the tooling.

Capital expenditures during the first quarter of 1996 were $ 35,094 adding to a total investment in new equipment and tooling of $508,343 since the Company was organized. Funds for these capital expenditures have been provided through current operations with a corresponding increase in current debt. In order to establish the Company as a viable competitor in the industry, management has established an aggressive time schedule to upgrade existing molds and tooling and manufacture additional molds and tooling for the newly designed line of yachts. Total capital expenditures necessary for completion of the product line upgrade and expansion is approximately $ 2,650,000. The Company is dependent on external sources of funding to complete the plan.

The Company is considering various alternatives to improve its financial position, meet ongoing trade obligations, pay delinquent tax balances, and fund capital expenditure requirements including converting current debt to equity through the issuance of common shares, and the sale of common shares to raise working capital. The Company has engaged the services of professional advisors to perform these investment activities. In addition, another supplier of marine engines has expressed an interest in providing working capital funding for projects that contain its products.

With the redesigning of existing yachts and the announcement of new designs, the Company's yachts have been regularly featured in trade magazines and journals including receiving very favorable reviews from industry insiders. Increased market exposure has enabled the Company to recruit and expand its dealer network. With the recent addition of the largest yacht dealer on the east coast Tollycraft also received the largest single production order (approximately $8 million wholesale) in its history. With this new relationship and order, the Company now has dealer representation nationwide.

Industry experts are seeing steady increases in the sale of large luxury yachts. Many are optimistic that yacht sales will continue to cruise along into the 21st century. According to a recent article in the San Diego Union, there are significant reasons for this steady increase: Baby boomers are now turning 50 and are buying more expensive luxury items; consumer attitudes have improved over the past few years; lower interest rates; and the repeal of the luxury tax. This trend in the industry is clearly reflected in Tollycraft's production order backlog. With a current wholesale value of approximately $25 million, it is the highest ever.

In order to increase production to a profitable level, the Company is in need of additional capital to build production tooling, finance inventory and provide working capital. The Company is dependent on external sources of liquidity until projected levels of production and improvements in direct costs are achieved which will return the Company to profitability and a positive cash flow. A material commitment for capital expenditures and working capital is necessary to meet the projected goals. The expected source for a majority of the funds is from a private placement stock offering closely followed by a public stock offering.

With an expanded dealer network, increased pricing, updated and improved product lines, new yacht designs under development, and significant improvements in manufacturing and management techniques, Tollycraft Yachts is positioned for the future. A future that capitalizes on the 60 year history of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	All legal proceedings referenced involve Tollycraft
Acquisition Corporation ("TAC").

	Tollycraft Yachts Corp. (incorporated in Washington),
Bankruptcy Case No. 93-34273T, United States Bankruptcy Court for the Western District of Washington at Tacoma
		Litigation surrounding payment of claim for attorney fees allegedly incurred by Transamerica
Commercial Financial Corp. in the bankruptcy case involving the predecessor company. Ruling in favor of Transamerica has been appealed to the 9th circuit Bankruptcy appellate Panel. The parties are finalizing a recently negotiated settlement.

	Tollycraft Yachts Corp./California Factors & Finance and Tollycraft Acquisition Corporation v. Frederick
Paulsell, Michael Coe, Thomas Cable, Nick Schmitt, et al., Bankruptcy Adversary No. 93-34595T, United States
Bankruptcy Court for the Western District of Washington at Tacoma.
		Complaint for breach of contract and interference with contractual relationship. The parties are finalizing a settlement.

	Christine Marie Trujillo v. Tollycraft Yachts
		Threatened litigation in Superior Court of Washington for Cowlitz County
		Claim for sexual harassment and wrongful termination. Complaint asks for unspecified sum in special damages for lost wages, benefits and expenses and general damages for emotional distress and attorney fees. The parties are negotiating a resolution of the matter.

Item 2. Changes in Securities

	No reportable events

Item 3. Defaults upon Senior Securities

	No reportable events

Item 4. Submission of Matters to a Vote of Security Holders

	Special meeting held January 29, 1996

	Four proposals were brought to a vote as follows:
	1.  Vote taken to combine Child Guard Corporation with
Tollycraft Acquisition Corporation
		5,140,320 votes for
		0 votes against
		500 votes abstained

	2.  Vote taken for new Board of Directors
		New directors were elected as follows:
			Tonny Tulleners
			Jon Holt
			D.R. Cooley
		5,640,320 voted for
		0 voted against
		0 abstained

	3.  Vote taken to change the name of Child Guard
Corporation to Tollycraft Yacht Corporation
		5,140,320 voted for
		0 voted against
		500 votes abstained

	4. Vote taken to increase the authorized number of shares to 100,000,000 common and 5,000,000 preferred.
		5,140,320 votes for
		0 votes against
		500 votes abstained

Item 5. Other Information

	No reportable events

Item 6. Exhibits and Reports on Form 8-K

	(a)  Exhibits.

	     Exhibit 2.  Agreement and Plan of Reorganization.
	     Exhibit 27. Financial Data Schedule.

	(b) No reports on Form 8-K were filed during the quarter Index

                       First Quarter 10 QSB [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tollycraft Yacht Corporation
    (Registrant)

Date: August 26, 1996

(Signature)
D.R. Cooley
President
Chief Executive Officer



(Signature)
William H. Lee
Controller

                           	EXHIBIT 2

                          	AGREEMENT AND
                      	PLAN OF REORGANIZATION

	AGREEMENT AND PLAN OF REORGANIZATION, dated as of
January 1, 1996, between CHILD GUARD CORPORATION, a
Minnesota corporation ("CGC") and TOLLYCRAFT ACQUISITION
CORPORATION, a Washington corporation ("TAC").

	WHEREAS the officers of CGC and TAC have negotiated and deem it advisable and in the best interests of their respective stockholders to consummate the business combination transaction provided for herein in which TAC would be acquired by CGC on the terms and subject to the conditions contained in this Agreement; and

	WHEREAS, for Federal income tax purposes, it is intended that the acquisition shall qualify as a reorganization under Section 368 of the Internal Revenue
Code of 1986, as amended (the "Code");

	NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties, covenants, and agreements set forth herein, THE PARTIES HERETO AGREE AS
FOLLOWS:

	ARTICLE 2.

	REORGANIZATION

	1. Reorganization. Subject to all of the terms and conditions of this Agreement, at Closing, TAC shall be acquired by CGC.

	2. Conversion of Shares and Assumption of Options. CGC agrees to issue 43,891,864 fully paid and non-assessable shares of its common stock in exchange for all of the shares of TAC common stock issued and outstanding. The common stock will be issued directly to the shareholders of TAC in the amounts shown on Exhibit 1.2 hereof effective at the Closing. CGC will not assume responsibility for or reserve shares for any unexercised stock options previously issued by TAC.

	3. Exemption from Registration. The parties hereto intend that the common stock to be issued by CGC to TAC shareholders shall be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4 and/or 3 of the Act and the rules and regulations promulgated thereunder. Such securities will be restricted under Rule 144 of the Securities Act of 1933, and as such cannot be resold in any public market except in compliance with such Rule, or any exemption thereof.

	4. Status of Shares Deliverable. The shares of stock of CGC deliverable pursuant to this Agreement, when issued and delivered as provided in this Agreement, will be validly issued and outstanding shares of voting Common Stock of CGC, fully paid and nonassessable.

	5. Dissenting Shareholders. Any shareholder of CGC or TAC who shall have lawfully dissented from the reorganization in accordance with applicable state law, and who shall have timely demanded payment of the value of his shares and submitted such shares for endorsement as provided in such applicable law, shall thereafter have only such rights as are provided a dissenting shareholder in accordance with said applicable law and shall have no other rights under this Agreement.

	ARTICLE 3.

	REPRESENTATIONS AND WARRANTIES OF TAC

	TAC hereby represents and warrants to CGC that to the best of its knowledge:

	1. Organization and Good Standing. TAC is a corporation duly organized, validly existing, and in good standing under the laws of Washington, has all necessary corporate powers to own its properties and to carry on its business as now owned and operated by it, and is duly qualified to do business as a corporation and is in good standing in each of the states in which the failure to qualify would have a material adverse effect on its business or properties.


	2. Capitalization. The authorized capital stock of TAC consists of 1,000,000 shares of $1.00 par value common stock of which 1,000,000 shares will be issued and outstanding as of Closing. There are no outstanding subscriptions, options, rights, warrants, convertible securities, or other agreements or commitments obligating TAC to issue or to transfer from treasury or to repurchase any shares of its capital stock of any class.

	3. Subsidiaries. As of the date hereof, TAC does not have any subsidiaries or own any interest in any other enterprise (whether or not such enterprise is a corporation), except as disclosed in Exhibit 2.3.

	4. Financial Statements. Exhibit 2.4 hereof consists of the financial statements of TAC prepared by management as of October 31, 1995, containing the Balance Sheet and the related Statements of Operations, Changes in Stockholders' Equity and Changes in Financial Position for the period then ended.

	5. Absence of Certain Changes. Since the date of the most recent Balance Sheet set forth in Exhibit 2.4 hereof, there has not been any change in the financial condition, or operations of TAC, which, individually or in the aggregate, has been materially adverse, except as disclosed in Exhibit 2.5.

	6. Absence of Undisclosed Liabilities. TAC, as of the date hereof, is not subject to any material debt, liability, or obligation of any nature, whether accrued, absolute, contingent, or otherwise, and whether due or to become due, that is not reflected in the financial statements specified in Exhibit 2.4 or as otherwise disclosed in Exhibit 2.5 hereof.

	7.  Taxes and Assessments.  Except as described in
Exhibit 2.7 hereof, within the times and in the manner prescribed by law, TAC has filed all federal, state and local tax returns required by law or has filed proper extensions, and has paid all taxes, assessments, and penalties due and payable other than those presently payable without penalty or interest. The provisions for taxes, if any, reflected in the balance sheet included in Exhibit 2.4 are adequate for any and all federal, state, county and local taxes for the period ending on the date of that balance sheet and for all prior periods, whether or not disputed. There are no present disputes as to taxes of any nature payable by TAC, provided, however, various returns remain subject to audit.

	8. Investigation of Financial Condition. Subject to provisions regarding confidentiality, CGC and/or its attorneys and accountants shall have the opportunity to meet with TAC attorneys and accountants to discuss the business and financial condition of TAC, and TAC shall make available to CGC and/or its attorneys and accountants all books and records of TAC once reasonable notice of such request has been given.

	9. Trade Names and Rights. TAC owns or has the right to use all patents, trademarks, service marks, trade names, inventions, processes, know-how, trade secrets, copyrights, licenses and other rights necessary to its business as now conducted or proposed to be conducted, including without limitation, those set forth on Exhibit 2.9 hereof, and to the best knowledge of TAC, TAC is not infringing upon or otherwise acting adversely to the right or claimed right of any person under or with respect to any of the foregoing.

	10. Compliance with Laws. TAC has complied with, and is not in violation of, applicable federal, state or local statutes, laws and regulations (including, without limitation, any applicable building, zoning, or other law, ordinance, or regulation) affecting its properties or the operation of its business.

	11. Litigation. TAC is not a party to any suit, action, arbitration, or legal, administrative, or other proceeding, or governmental investigation pending or, to the best knowledge of TAC, threatened against or affecting TAC or its business, assets, or financial condition, except as set forth in Exhibit 2.11 hereof. TAC is not in default with respect to any order, writ, injunction, or decree of any federal, state, local, or foreign court, department agency, or instrumentality applicable to it. TAC is not engaged in any legal action to recover monies due to it, except as set forth in Exhibit 2.11 hereof.

	12. Ability to Carry Out Obligations. The execution and delivery of this Agreement by TAC and the performance by TAC of its obligations hereunder will not cause, constitute, or conflict with or result in (i) any breach or violation of any of the provisions of or constitute a default under any license, indenture, mortgage, charter, instrument, articles of incorporation, bylaw, or other agreement or instrument to which TAC is a party, or by which it may be bound, nor will any consents or authorizations of any party other than those hereto be required, (ii) an event that would permit any party to any agreement or instrument to terminate it or to accelerate the maturity of any indebtedness or other obligation of TAC, or (iii) an event that would result in the creation or imposition of any lien, charge, or encumbrance on any asset of TAC.

	13. Property and Assets. TAC has good and marketable title to all of its property and assets, real, personal, mixed or intangible, reflected on its most recent Balance Sheet, free and clear of any and all liens, claims and encumbrances of any nature, form or description, except as described in Exhibit 2.13 hereof.

	14.  Contracts and Agreements.  Except as listed in
Exhibit 2.14 hereof, TAC is not a party to any oral or written agreement, arrangement, commitment, or potential obligation which individually, or collectively, materially affect TAC or its business.

	15. Defaults. TAC has performed in all material respects all of the material obligations required to be performed to date, and is not in default in any material respect under any agreements, leases, contracts or other documents to which it is a party, the effect of which, in the aggregate, would have a material adverse effect on the business, financial condition or results of operations of TAC. To the knowledge of TAC, no party with whom TAC has an agreement which is of material importance to TAC is in material default thereunder.

	16. Material Facts. None of the representations and warranties made by TAC herein, or in any certificate to be furnished by TAC at Closing contains or will contain any untrue statement of material fact, or omit to state any material fact necessary in order to make the statements contained therein not misleading.

	17. Indemnification. TAC agrees to indemnify, defend and hold CGC harmless against and in respect of any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, and reasonable attorney fees, that any of them shall incur or suffer, which arise out of, result from or relate to any breach of, or failure by TAC to perform any of its representations, warranties, covenants or agreements in this Agreement or in any instrument to be furnished by TAC under this agreement at Closing.


ARTICLE 4.

REPRESENTATIONS AND WARRANTIES OF CGC

CGC represents and warrants to TAC that:

	1. Organization and Good Standing. CGC is a corporation duly organized, validly existing, and in good standing under the laws of Minnesota, has all necessary corporate powers to own its properties and to carry on its business as now owned and operated by it, and is duly qualified to do business as a foreign corporation and is in good standing in each of the states in which the failure to qualify would have a material adverse effect on its business or properties.

	2. Capital. The authorized capital stock of CGC consists of 50,000,000 shares of no par value common stock of which 6,108,136 shares are currently issued and outstanding. All of the issued and outstanding shares are duly and validly issued, fully paid and non-assessable.
There are no outstanding subscriptions, options, rights, warrants, convertible securities, or other agreements or commitments obligating CGC to issue or to transfer from treasury any additional shares of its capital stock of any class.

	3. Subsidiaries. CGC does not have any subsidiaries or own any interest in any other enterprise (whether or not such enterprise is a corporation)

	4.  Taxes and Assessments.  Except as described in
Exhibit 3.4 hereof, within the times and in the manner prescribed by law, CGC has filed all federal, state and local tax returns required by law or has filed proper extensions, and has paid all taxes, assessments, and penalties due and payable other than those presently payable without penalty or interest.

	5. Compliance with Laws. CGC has complied with, and is not in violation of, applicable federal, state or local statutes, laws and regulations (including, without limitation, any applicable building, zoning, or other law, ordinance, or regulation) affecting its properties or the operation of its business.

	6. Litigation. CGC is not a party to any suit, action, arbitration, or legal, administrative, or other proceeding, or governmental investigation pending or, to the best knowledge of CGC, threatened against or affecting CGC or its business, assets, or financial condition, except as set forth in Exhibit 3.6 hereof. CGC is not in default with respect to any order, writ, injunction, or decree of any federal, state, local, or foreign court, department agency, or instrumentality applicable to it. CGC is not engaged in any legal action to recover monies due to it, except as set forth in Exhibit 3.6 hereof.

	7. Ability to Carry Out Obligations. The execution and delivery of this Agreement by CGC and the performance by CGC of their obligations hereunder the thereunder will not cause, constitute, or conflict with or result in (i) any breach or violation of any of the provisions of or constitute a default under any license, indenture, mortgage, charter, instrument, articles of incorporation, bylaw, or other agreement or instrument to which CGC is a party, or by which it may be bound, nor will any consents or authorizations of any party other than those hereto be required,
(ii)	an event that would permit any party to any agreement
or instrument to terminate it or to accelerate the maturity of any indebtedness or other obligation of CGC, or (iii) an event that would result in the creation or imposition of any lien, charge, or encumbrance on any asset of CGC.

	8. Property and Assets. CGC has good and marketable title to all of its property and assets, real, personal, mixed or intangible, free and clear of any and all liens, claims and encumbrances of any nature, form or description, except as described in Exhibit 3.8 hereof.

	9. Contracts and Agreements. CGC is not a party to any oral or written agreement, arrangement, commitment, or potential obligation which individually, or collectively, materially affect CGC or its business.

	10. Defaults. CGC has performed in all material respects all of the material obligations required to be performed to date, and is not in default in any material respect under any of agreements, leases, contracts or other documents to which it is a party, the effect of which, in the aggregate, would have a material adverse effect on the business, financial condition or results of operations of CGC. To the knowledge of CGC, no party with whom CGC has an agreement which is of material importance to CGC is in material default thereunder.

	11.  Material Facts.   None of the representations and
warranties made by CGC herein, or in any certificate to be furnished by CGC at Closing contains or will contain any untrue statement of material fact, or omit to state any material fact necessary in order to make the statements contained therein not misleading.

	12. Indemnification. CGC agrees to indemnify, defend and hold TAC harmless against and in respect of any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, and reasonable attorney fees, that any of them shall incur or suffer, which arise out of, result from or relate to any breach of, or failure by CGC to perform any of its representations warranties, covenants or agreements in this Agreement or in any instrument to be furnished by CGC under this agreement at Closing.

	13.  Public Status of Securities.

		    1. Certain of the outstanding common shares of CGC have achieved public free trading status in that they were issued pursuant to a registered offering in the State of Minnesota and were exempt from registration under the Securities Act of 1933. Such public status of these securities allows brokers or dealers to publish quotations for CGC securities pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. No order preventing or suspending the publishing of such quotations has ever been issued by the Securities and Exchange Commission. The Information Statement prepared pursuant to Rule 15c2-11, conformed in all material respects to the requirements of the Act and the rules and regulations of the Commission thereunder and did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

	    2. CGC is in compliance with all applicable state blue sky laws. No order preventing or suspending the secondary sale of CGC securities quotations has ever been issued by a state securities administrator.

	14. Trading. None of CGC, its officers, directors, control persons and affiliates have engaged in, or in any manner whatsoever participated in, any transaction involving any security of CGC except in compliance with all applicable securities laws, including without limitation, the Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act").


	ARTICLE 5.

	ADDITIONAL REPRESENTATIONS AND WARRANTIES OF TAC

TAC further represents and warrants to CGC that:

	1. Investment Intent. Each TAC shareholder understands and acknowledges that the shares of CGC common stock (the "CGC Shares") are being offered for exchange in reliance upon the exemption provided in Section (2) of the Act and Rule 506 of Regulation D adopted thereunder, for nonpublic offerings; and. the Shareholder makes the following representations and warranties with the intent that the same may be relied upon in determining the suitability of such Shareholder as a purchaser of securities.

	    1. The CGC shares are being acquired solely for the account of each TAC shareholder, for investment purposes only, and not with a view to, or for sale in connection with, any distribution thereof and with no present intention of distributing or reselling any part of the CGC Shares.

	    2. Each TAC shareholder agrees not to dispose of his CGC Shares or any portion thereof in violation of the Act, the Exchange Act, the rules and regulations thereunder or any applicable state securities laws.

	    3.  Each TAC shareholder (together with his
qualified purchaser representative, if any) is knowledgeable and experienced in making and evaluating investments of this nature and desires to accept the Exchange Offer on the terms and conditions set forth herein.

	    4. Each TAC shareholder is able to bear the economic risk of an investment, as a result of the Exchange
Offer, in the CGC Shares.

	2. Legend. Each TAC shareholder agrees that the certificates evidencing the CGC Shares acquired pursuant to this Agreement will have the following:

"THE SHARES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED
UNDER THE SECURITIES ACT OF 1933, AND MAY NOT BE SOLD,
TRANSFERRED, ASSIGNED, PLEDGED, OR HYPOTHECATED ABSENT AN
EFFECTIVE REGISTRATION THEREOF UNDER SUCH ACT OR COMPLIANCE
WITH RULE 144 PROMULGATED UNDER SUCH ACT, OR UNLESS THE
COMPANY HAS RECEIVED AN OPINION OF COUNSEL, REASONABLY
SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH
REGISTRATION IS NOT REQUIRED."

Such legend shall be removed (i) if the shares represented by such certificate shall have been effectively registered under the Act or otherwise lawfully sold in a public transaction, or (ii) if the holder of such shares shall have provided CGC with an opinion of counsel, in form and substance reasonably acceptable to CGC and its counsel and from attorneys reasonably acceptable to CGC and its counsel, stating that a public sale, transfer or assignment of such shares may be made without registration.

	ARTICLE 6.

	CONDITIONS PRECEDENT

	1. Conditions. The respective obligation's of each party hereunder shall be subject to the satisfaction, at or before Closing, of the following conditions:

	    1.  Approval of Directors and Shareholders.  This
Agreement and Plan of Reorganization will be submitted to the Board of Directors and Shareholders of each party for their approval.

	      2.  Accuracy of Representations.  Except as
otherwise permitted by this Agreement, all representations and warranties by each party in this Agreement or in any written statement that shall be delivered by any party under this Agreement at Closing shall be true and accurate on and as of Closing as though made at that time.

	     3.  Performance.   Each party shall have
performed, satisfied, and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied- with by it, on or before Closing.

	   4. Absence of Litigation. No action, suit or proceeding before any court or any governmental body or authority, pertaining to the transaction contemplated by this Agreement or to its consummation, shall have been instituted or threatened against any party on or before Closing.

	      5. Financial Condition. On the Closing Date, except as disclosed on the appropriate Exhibit hereof, the assets and liabilities of each party shall not be significantly different than as shown of its most recent audited Balance Sheet included in the appropriate Exhibit hereof.

	2. Conditions to Obligations of TAC. The obligations of TAC to effect the transaction are subject to the satisfaction of the following conditions:

	    1.  Opinion of Counsel for CGC Re:Stock
Tradeability have prepared and presented at Closing an opinion letter from counsel for CGC, dated the Closing date, in form and substance satisfactory to TAC and its counsel, to the effect that CGC is a public company and that a certain portion of CGC's outstanding common stock is freely tradeable.

	    2. Officers and Directors. Effective immediately upon Closing, the directors and officers of CGC shall have resigned and the board of directors of CGC shall be lawfully constituted with, and the executive offices lawfully held by the persons as set forth in Exhibit 5.2.2.

	    3.  Bank Accounts.  Effective immediately  upon
Closing, the authority of all persons theretofore authorized to effect transactions with respect to all bank accounts shall have been rescinded.

	    4. Corporate Proceedings. All CGC corporate and other proceedings in connection with the transaction contemplated hereby and all documents and instruments incidental to such transactions shall be in satisfactory form and substance.

	    5. Records. CGC shall have delivered to the President as stated in Section 5.2.2, all of the books and records of CGC.

	ARTICLE 7.

	CLOSING

	1. Closing. The closing of this transaction shall be held at the offices of Robert C. Weaver, Jr., Esquire, or such other place as shall be mutually agreed upon, on such date as shall be mutually agreed upon by the parties, but in no event later than June 1, 1996.

	2. Documents to Be Delivered at Closing. The parties shall deliver, or cause to be delivered, all documents or certificates called for in this Agreement, along with such other documents or certificates as may be necessary, in the reasonable opinion of counsel, to effectuate the transaction called for hereunder.

	3. Effective Time of Merger. This transaction shall be consummated when all necessary documents are properly executed, certified and filed in accordance with applicable state laws after Closing.

	ARTICLE 8.

	AMENDMENT, WAIVER AND TERMINATION


	1. Amendment. This Agreement and any provision hereof, may not be waived, changed, modified, or discharged orally, but it can be changed by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

	2.  Waiver.  Except as otherwise expressly provided
herein, waiver of any covenant, condition   provision of
this Agreement
be deemed to have been made unless expressly in writing and signed by the party against whom such waiver is charged; and
(i) the failure of any party to insist in any one or more cases upon the performance of this Agreement or to exercise any option herein contained shall not be construed as a waiver or relinquishment for the future of any such provisions, covenants or conditions, (ii) the acceptance of performance of anything required by this Agreement to be performed with knowledge of the breach or failure of a covenant, condition or provision hereof shall not be deemed a waiver of such breach or failure, and (iii) no waiver by any party of none breach by another part shall be construed as a waiver with respect to any other or subsequent breach

	3. Termination. This Agreement may be terminated at any time prior to the Closing Date: (i) by mutual consent of the parties; (ii) by any party in the event it appears reasonably certain that any of the conditions precedent set forth in Article VI and VII hereof cannot be substantially satisfied or waived by the Closing Date. In the event the Closing Date shall not have occurred on or before January
31, 1996, this Agreement shall automatically terminate without any action, notice or consent by any party.

	4. Effect of Termination. In the event this Agreement is terminated or abandoned pursuant to the foregoing provisions, this Agreement shall become void and shall have no further force or effect, and shall not impose any liability on the part of any party hereto.

	ARTICLE 9.

	MISCELLANEOUS

	1. Captions and Headings. The article and paragraph headings throughout this Agreement are for convenience and reference only, and shall in no way be deemed to define, limit, or add to the meaning of any provision of this Agreement.

	2.  Time of Essence.   Time is of the essence of this
Agreement and of each and every provision hereof.

	3. Entire Agreement. This Agreement contains the entire Agreement and understanding between the parties hereto and supersedes all prior agreements and understandings.

	4. Choice of Law. Except as otherwise limited by Federal law, this Agreement shall. be interpreted, construed and enforced according to the laws of the State of Minnesota.

	5.  Counterparts.    This  Agreement  may  be  executed
simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

	6. Notices. All notices, requests, demands and other communications under this Agreement shall have been in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the third business day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid, and properly addressed as follows:

CGC: CHILD GUARD CORPORATION
441 Crescent Drive
Albert Lea, MN 56007

TAC: TOLLYCRAFT ACQUISITION CORPORATION
2200 Clinton Avenue
Kelso, WA 48626


	7. Binding Effect. This Agreement shall inure to and be binding upon the heirs, executors, personal representatives, successors and assigns of each of the parties to this Agreement.

	8.  Assignment   Except with the written consent of the
other party, the obligations under this Agreement shall not be assignable by any party. Nothing herein expressed or implied is intended to confer upon any person, other than the parties hereto or their respective successors, assigns, heirs and legal representatives, any rights, remedies, or liabilities under or by reason of this Agreement.

	9. Mutual Cooperation. The parties hereto shall cooperate with each other to achieve the purposes of this Agreement, and shall execute such other and further documents and take such other and further actions as may be necessary or convenient to effect the provisions hereof.

	10. Brokers. The parties hereto represent that no finder's fee has been paid or is payable by any party. Each of the parties hereto shall indemnify and hold the other harmless against any and all claims, losses, liabilities or expenses which may be asserted against it as a result of its dealings, arrangements or agreements with any such other broker or person

	11. Announcements. Each party will consult and cooperate with each other as to the timing and content of any announcements of the transactions contemplated hereby to the general public or to employees, customers or suppliers.

	12. Expenses. Each party shall pay their respective expenses, including legal, accounting and any other out-of-pocket expenses incurred in connection with this transaction, whether or not the transaction contemplated hereby is consummated.

	13.  Survival of Representations.   The
representations, warranties, covenants and agreements of the parties set forth in this Agreement or in any instrument, certificate, opinion, or other writing provided for in it, shall survive the Closing irrespective of any investigation made by or on behalf of any party.

	14. Exhibits. The exhibits attached hereto are an integral part of this Agreement and each such exhibit shall be applicable as if set forth in full in the text hereof only with respect to the sections of this Agreement to which it is cross-referenced. Any material changes to the Exhibits shall be immediately disclosed to the other party.

	15. Attorneys' Fees. If any legal action or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorney's fees and other costs incurred in that action or proceeding, including the collection of a judgement resulting therefrom, in addition to any other relief to which it or they may be entitled.

AGREED TO AND ACCEPTED as of the date first above written.


CHILD GUARD CORPORATION


By:
			President

By:
			Secretary


TOLLYCRAFT ACQUISITION CORPORATION


By:
			President

By:
			Secretary