Form 10QSB
period 1996-06-30
TOLLYCRAFT YACHT CORP
filed 1996-10-11
CIK 1019867

U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                      Form 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

[    ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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
  Consolidated Balance Sheets

  ASSETS
                                                  December 31,       June 30,
                                                       1995             1996
  Current assets:
    Cash                                           $   20,022   $          44
    Accounts receivable                                23,038               0
    Raw material inventories                          450,000         455,000
    Costs incurred and income recognized in excess
         of billings on uncompleted contracts       1,598,669       1,606,314
    Other current assets                               58,105         149,927
           Total current assets                     2,149,834       2,211,285

  Equipment, net                                    2,786,908       2,841,219
  Product rights                                       22,000          22,000
  Net deferred tax assets                              15,325          15,325

           Totals assets                           $4,974,067   $   5,089,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
    Accounts payable                                $ 771,661       1,113,285
    Customer deposits                                 155,000         727,350
    Work-in-process financing                       2,942,287       3,000,000
    Accrued payroll and payroll related liabilitie  1,635,480       2,389,817
    Notes payable                                   2,708,986       3,258,117
    Other accrued liabilities                         248,304         413,900
    Long-term debt, due within one year               254,300         254,300
           Total current liabilities                8,716,018      11,156,769

  Long-term debt                                      737,380       1,126,534

  Stockholders' equity (deficit):
    Common stock, no par value, 1,000,000 shares    1,581,267       1,581,267
         authorized, issued and outstanding
    Retained deficit                               (6,060,598)     (8,774,741)
           Total stockholders' equity (deficit)    (4,479,331)     (7,193,474)

           Total liabilities and
            stockholders'equity (deficit)         $ 4,974,067     $ 5,089,829

  TOLLYCRAFT YACHT CORPORATION
  Consolidated Statements of Operations


                        Three Months                    Six Months
                       Ended June 30,                  Ended June 30,
                    1995           1996           1995              1996


Net sales        $2,531,741    $1,168,033      $5,187,629        $3,765,623

Cost of sales     2,626,882     1,058,670       5,538,214         4,237,833

Gross margin        (95,141)      109,363        (350,585)         (472,210)

Selling expenses    137,905        44,469         317,964           268,588

General and
administrative
expenses            418,152       824,134         720,103         1,640,319

Loss from
operations         (651,198)     (759,240)     (1,388,652)       (2,381,117)

Other income
(expenses):
  Interest, net    (226,809)     (176,722)       (311,584)         (332,548)
    Other                 0          (479)              0              (479)
      Total other
       income
       (expenses)  (226,809)     (177,201)       (311,584)         (333,027)

Loss before
   benefit for
   income taxes    (878,007)     (936,441)     (1,700,236)       (2,714,144)

Benefit for income
taxes-deferred       15,325             0          15,325                 0

Net loss          $(862,682)    $(936,441)   $(1,684,911)       $(2,714,144)

    TOLLYCRAFT YACHT CORPORATION
  Consolidated Statements of Cash Flows


                                                          Six Months
                                                         Ended June 30,
                                                       1995           1996

Cash, January 1,                                  $  265,664      $    20,022

Cash flows from operating activities:
  Net Loss                                        (1,684,911)      (2,714,144)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                    157,174          176,535
  Change in assets and liabilities:
    Accounts receivable                                                23,038
    Inventories                                      (83,668)          (5,000)
    Costs incurred and income recognized
    in excess of billings on uncompleted contracts   513,981           (7,645)
    Other current assets                            (102,507)         (91,821)
    Accounts payable                                (341,939)         341,624
    Customer deposits                               (730,535)         572,350
    Accrued payroll liabilities                      235,920          754,337
    Other accrued liabilities                          1,727          165,596
                                                  (2,034,758)        (785,130)

Cash flows from investing activities:
  Purchase of equipment                              (72,926)        (230,846)
  Investment in Purchase option                         (500)               0
                                                     (73,426)        (230,846)

Cash flows from financing activities:
  Proceeds from work-in-process financing          1,607,759        1,203,835
  Proceeds from notes payable                      1,072,732        1,261,791
  Proceeds from long-term debt                        41,838          406,615
  Repayment of work-in-process financing                   0       (1,146,122)
  Repayment of notes payable                        (687,035)        (712,660)
  Repayment of long-term debt                              0          (17,461)
                                                   2,035,294          995,998

Cash, June 30,                                   $   192,774    $          44

  TOLLYCRAFT YACHT CORPORATION
  Notes to Consolidated Financial Statements
  For the Three Months Ending June 30, 1996

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

  Note 2 - Summary of Significant Accounting Policies

     The Company and Acquisitions
          Tollycraft Yacht Corporation (the Company ) was incorporated under the laws of the State of Minnesota on December 7, 1992. The Company changed its name from Child Guard Corporation in January 1996. Also in January 1996 the Company acquired all of the outstanding common stock of Tollycraft Acquisition Corporation ( TAC ), a Washington corporation incorporated on February 4, 1994.

          The acquisition by the Company of TAC has been accounted for as a pooling of interests. Except where otherwise indicated, references to the Company in these financial statements and notes thereto include the activities of TAC.

     Nature of business
          Tollycraft Yacht Corporation (the Company ), is engaged in the manufacture and distribution of luxury motor yachts.

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

  TOLLYCRAFT YACHT CORPORATION
  Notes to Consolidated Financial Statements (continued)

  Note 1 - Summary of Significant Accounting Policies
  (continued)

     1.Estimated Warranties
          The Company records an accrual at the time of sale of each yacht for estimated warranty claims. There is a general one year parts and labor warranty to the original owner for defects in material and workmanship. In addition, there is a 15 year transferable limited warranty for structural defects in all Tollycraft built hulls, deck bridges, stringers, and bulkheads.

     1. Revenue Recognition
          Revenue is recognized using the percentage-of-completion method. This method is measured by comparing the percentage of costs incurred to date to the estimated total cost for each finished yacht. Yacht costs include all direct material costs, direct labor costs, and indirect manufacturing costs such as indirect labor, supplies, small tools, and other indirect manufacturing overhead costs. Selling, general and administrative costs, and interest on indebtedness are charged to expense as incurred.

          Changes in job performance, job conditions, and estimated profitability may result in revisions to estimated costs and income, which are recognized in the period in which the revisions are determined.

          The current asset Costs incurred and income recognized in excess of billings on uncompleted contracts, represents costs and estimated contract profits for yachts in process.


     1. Pension and profit sharing plans
          Union employees participate in a pension plan which qualifies under Section 401(k) of the Internal Revenue Code. The Company is required to make annual contributions of $.05 per labor hour worked. Non-union employees of the Company also participate in a Section 401(k) pension plan. The Company is not required and has not made any contributions to the non-union plan.

  Note 3 - Uncompleted Contracts

     Costs incurred and billings on uncompleted contracts
       consisted of the following:
          Costs incurred on uncompleted contracts      $      1,449,727
          Income (loss) recognized                              156,587
                                                           $  1,606,314

  Note 4 - Equipment and Leasehold Improvements

     Equipment consists of the following:
          Manufacturing equipment                 $             354,480
          Office furniture and equipment                        376,320
          Molds and patterns                                  2,805,056
                                                              3,535,856
          Less accumulated depreciation                        (694,637)
                                                           $  2,841,219

 TOLLYCRAFT YACHT CORPORATION
  Notes to Consolidated Financial Statements (continued)

  Note 4 - Work-in-process Financing

     The Company has available a $3,000,000 line-of-credit with Caterpillar Financial Services Corporation. Under the terms of the agreement, borrowings are limited to 75% of the dealer net price of each particular yacht. Advances are made at 1/3 upon commencement of hull lamination, 1/3 upon commencement of the assembly process, and 1/3 upon installation of the engines. Interest on borrowings are payable monthly at a variable rate. Borrowings are collateralized by substantially all assets. Outstanding borrowings at June 30, 1996 were $ 3,000,000.

     The Company is also required to maintain a minimum level of stockholder s equity and a ratio of total liabilities to stockholders equity. At June 30 31, 1996, the Company was in violation of these minimum requirements.

  Note 5 - Notes Payable

     The Company has a line-of-credit with Vera Corporation for working capital purposes. Interest on the borrowings are payable monthly at a rate of 12% per annum.
       Borrowings are collateralized by substantially all assets. Outstanding borrowings at June 30, 1996 were $
       3,258,117.

  Note 6 - Other Accrued Liabilities

     Other accrued liabilities consisted of the following:
          Estimated liabilities for warranties                   $     25,051
          Interest                                                     95,005
          Accrued factory lease                                        59,000
          Accrued employee medical insurance                           50,250
          Liability insurance contract payable                         80,832
          Excise taxes                                                 40,750
          Other current liabilities                                    63,012
                                                                   $  413,900

  Note 7 - Long-term Debt

     Long-term debt consists of various obligations assumed in 1994 by Tollycraft Acquisition Corporation in connection with the purchase of the yacht manufacturing business, tooling, molds, patterns and all rights and privileges to the name Tollycraft .

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

    TOLLYCRAFT YACHT CORPORATION
  Notes to Consolidated Financial Statements (continued)

  Note 9 - Provision for Income Taxes

     Deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities. The classification of the resulting deferred tax assets and liabilities is based upon the classification of the related balance sheet asset or liability. Deferred tax assets and liabilities result principally from the Company s net operating loss carryforwards, differences in depreciation methods for tax purposes and other temporary differences. A valuation allowance has been created for purposes of financial reporting.

  Note 10 - Subsequent Events

     Tollycraft Yacht Corporation has issued and is currently offering in a private placement $3,000,000 of promissory notes convertible into common stock. Additionally, the Company has signed a letter of intent with a financing consultant to provide investment banking and advisory services in connection with a secondary offering of $9,000,000 of common stock.

  Item 2. Management s Discussion and Analysis or Plan of
  Operation

  Tollycraft Acquisition Corporation ( TAC ) is the successor of the original manufacturer of Tollycraft Yachts. The stockholders of TAC formed a new management group with specific goals including (1) The commitment to maintain customer and dealer relationships, (2) Shape maximum customer confidence, (3) Invest in updating and redesigning the current product line, (4) Develop a new series of yachts,
  (5) Streamline management, (6) Expand the dealer network. Significant expenses have been incurred to implement these goals.

  In the fall of 1995 Tollycraft Acquisition Corporation was actively seeking a business partner to raise funds in order to continue with its business plan. As part of the business plan Tollycraft Acquisition Corporation was acquired by Child Guard Corporation in order to raise capital in the public market.

  Results of Operations:

  Current results reflect the difficulty of making significant changes in the operations of a manufacturer of large goods with heavy working capital requirements. Some improvement has been seen in material cost containment and manufacturing labor efficiencies. For the second quarter of 1996, the gross margin improved to 9%. The improvement is the result of increased labor efficiencies, material cost containment and higher sales prices for finished goods.

  Management continues to put emphasis on the following steps to improve the operations of the Company:

     1. Increased basic pricing on current models for greater profit margins to reflect the higher quality products being manufactured.
     2. Select new materials to upgrade the quality of interiors while emphasizing production efficiency.
     3. Design a new line of yachts to augment the current models offered. The new yachts are engineered for more efficient production and priced at greater profit margins.
     4. Continue developing relationships with dealers that are capable of providing their own inventory financing.
     5. Increase the dealer network for nationwide marketing capability to increase sales volume and reach economies of scale.
     6. Redesign manufacturing processes to make production more efficient.
     7. Modernize the manufacturing plant for increased capacity and efficiency of material flow.
     8. Develop a labor tracking system to monitor and reduce direct labor costs.

  During the second quarter the Company continued to experience problems relating to cash flow. Direct labor personnel were cut back to reflect the availability of cash to meet payroll needs. With the reduced manufacturing capacity a portion of the overhead personnel were also given temporary lay off notices pending the call back of direct labor to manufacture at full capacity.

  The decrease in manufacturing capacity resulted in a decrease in revenues for the second quarter. Revenues declined 45% from first quarter results of $2,596,358 to $1,168,033. However, the gross margin improved from a negative ratio of - 17% to a positive ratio of approximately 9%.

  Financial Condition:

  During the second quarter of 1996, the Company continued to incur operating losses of $936,441 which increased the negative net worth to -$8,774,741. The cumulative losses of the Company continue to be financed through current liabilities. Current liabilities of $11,156,769 exceed current assets of $2,211,285 resulting in a current ratio of .20 as compared to .29 at the end of the first quarter. Current liabilities include a revolving credit facility of $3,000,000 from a marine engine supplier to assist financing of work-in-process inventories. The remaining current liabilities are trade payables, another working capital loan, deposits from customers, and accrued payroll related expenses and undeposited payroll taxes.

  TAC has not been able to make timely payments to trade suppliers and various taxing authorities. Deferred payment terms have been negotiated with the taxing authorities and the vast majority of trade vendors. Material suppliers continue to provide the Company with its raw material needs on a COD basis and no orders have been canceled.

  During the second quarter of 1996 union employees rejected a one year contract recommended by union leadership.
  Negotiations continue with the assistance of a federal mediator. A favorable outcome is anticipated by management.

  Long-term debt of $1,380,834 (including current maturities) is mainly obligations assumed by TAC in exchange for miscellaneous machinery and equipment as well as the molds and tooling necessary to manufacture the current line of yachts. Management believes the book value of these assets is significantly understated when considering replacement cost values and the potential earnings capability of the tooling.

  Capital expenditures during the second quarter of 1996 were $ 195,752 adding to a total investment in equipment and tooling of $704,095 since the reorganization. A majority of the expenditures in the second quarter relate to the construction of molds and tooling for a new 48 pilothouse motoryacht.
  This new yacht design is planned to improve manufacturing processes and contribute a larger gross margin to the product mix. Funds for these capital expenditures have been provided through current operations with a corresponding increase in current debt. In order to establish the Company as a viable competitor in the industry, management has established an aggressive time schedule to upgrade existing molds and tooling and manufacture additional molds and tooling for the newly designed line of yachts. Total capital expenditures necessary for completion of the product line upgrade and expansion is approximately $2,650,000. The Company is dependent on external sources of funding to complete the plan.

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

  The Company has not realized additional working capital from the private placement memorandum or the public stock offering. Management anticipates the need to halt production in the third quarter pending additional capital infusion in order to continue manufacturing.

                    PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

     All legal proceedings referenced involve Tollycraft
       Acquisition Corporation ( TAC ).

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

     None.

  Item 5. Other Information

     No reportable events

  Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

	  Exhibit 27. Financial Data Schedule

     (b)  No reports on Form 8-K were filed during the quarter


                        Second Quarter 10 QSB [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tollycraft Yacht Corporation
    (Registrant)

Date: August 30, 1996

(Signature)
D.R. Cooley
President
Chief Executive Officer



(Signature)
William H. Lee
Controller