Form 10QSB/A
period 1996-03-31
TOLLYCRAFT YACHT CORP
filed 1996-11-29
CIK 1019867

U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                       Form 10-QSB

                     Amendment No. 1

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

[    ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

      State the number of shares outstanding of each of the
issuers classes of common equity, as of the latest practible
date:   55,000,000 as of 10-20-96

      Transitional Small Business Disclosure Format (check one):
Yes _______ No __X____

This Amendment No. 1 is submitted to include the Financial Data Schedule which was not picked up in the first electronic submission.

                                [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tollycraft Yacht Corporation
    (Registrant)

Date: ___________________________


___/s/______________________________
D.R. Cooley
President
Chief Operating Officer


___/s/______________________________
(Signature)
William H. Lee
Controller