Form 10QSB
period 1996-09-30
TOLLYCRAFT YACHT CORP
filed 1996-11-29
CIK 1019867

U.S. Securities and Exchange Commission
                Washington, D.C.  20549

                     Form 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from . . . . . . . . to . . .  . . .

Commission file number 0-21087

              Tollycraft Yacht Corporation
  (Exact name of registrant as specified in its charter)

          Minnesota                        41-1735422
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

 2200 Clinton Avenue, Kelso, Washington     98626
(Address of principal executive offices)  (Zip Code)

           (360) 423-5160
(Registrant's telephone number, including area code)

      Check whether the issuer (1) filed all the reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _______ No _______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes _______ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the
issuers classes of common equity, as of the latest
practicable date:   55,000,000 as of 10-20-96.

      Transitional Small Business Disclosure Format (check one):
Yes _______ No ___X____


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOLLYCRAFT YACHT CORPORATION
Consolidated Balance Sheets


                                                                  December 31,       September 30,
                                                                      1995               1996
                        ASSETS

Current assets:
     Cash                                                         $     20,022       $          -
     Accounts receivable                                                23,038                  0
     Raw material inventories                                          450,000            451,687
     Costs incurred and income recognized in excess
          of billings on uncompleted contracts                       1,598,669          1,607,525
     Other current assets                                               58,105             89,972
               Total current assets                                  2,149,834          2,149,184

Equipment, net                                                       2,786,908          2,744,993
Product rights                                                          22,000             22,000
Net deferred tax assets                                                 15,325             15,325

               Totals assets                                      $  4,974,067          4,931,502

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



Current liabilities:
     Accounts payable                                             $    771,661          1,237,010
     Customer deposits                                                 155,000            728,000
     Work-in-process financing                                       2,942,287          3,000,000
     Accrued payroll and payroll related liabilities                 1,635,480          2,474,185
     Notes payable                                                   2,708,986          3,389,468
     Other accrued liabilities                                         248,304            549,639

     Long-term debt, due within one year                               254,300            254,300
               Total current liabilities                             8,716,018         11,632,602

Long-term debt                                                         737,380          1,136,534

Stockholders' equity (deficit):
     Common stock, no par value, 1,000,000 shares                     1,581,267         1,581,267
          authorized, issued and outstanding
               Retained deficit                                      (6,060,598)       (9,418,901)
               Total stockholders' equity (deficit)                  (4,479,331)       (7,837,634)

               Total liabilities and stockholders' equity (deficit)  $4,974,067         4,931,502





TOLLYCRAFT YACHT CORPORATION


Consolidated Statement of Operations



                                             Three Months                               Nine Months

                                           Ended September 30,                        Ended September 30,

                                         1995               1996                 1995                1996

Net sales                              $3,170,539          $155,919           $8,358,168           $3,921,542

Cost of sales                           3,633,956           423,561            9,172,169            5,671,901

Gross margin                             (463,417)         (267,642)            (814,001)          (1,750,359)

Selling expenses                          135,297            69,479              453,262              338,067

General and administrative expenses       418,947           139,812            1,139,050              769,624

Loss from operations                   (1,017,661)         (476,933)          (2,406,313)          (2,858,050)

Other income (expenses):

     Interest, net                       (144,005)         (179,052)            (455,589)            (512,558)
     Other                                      0            12,305                    0               12,305
          Total other income(expenses)   (144,005)         (166,747)            (455,589)            (500,253)

Loss before benefit for income taxes   (1,161,666)         (643,680)          (2,861,902)          (3,358,303)

Benefit for income taxes-deferred               0                 0               15,325                    0

Net loss                              $(1,161,666)        $(643,680)         $(2,846,577)         $(3,358,303)








TOLLYCRAFT YACHT CORPORATION
Consolidated Statement of Cash Flows

                                                                Nine Months
                                                              Ended September 30,
                                                            1995              1996
Cash, January 1,                                            $265,664          $20,022

Cash flows from operating activities:
     Net Loss                                             (2,846,577)      (3,358,303)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization                      241,542          272,761
     Change in assets and liabilities:
          Inventories                                        (55,608)          (1,686)
          Accounts receivable                                                  23,038
          Costs incurred and income recognized
          in excess of billings on uncompleted contracts    (410,727)          (8,856)
          Other current assets                               (67,369)         (31,867)
          Accounts payable                                    17,011          465,348
          Customer deposits                                 (830,534)         573,000
          Accrued payroll liabilities                        691,391          742,876
          Other accrued liabilities                           17,053          397,164
                                                          (3,243,818)        (926,525)

Cash flows from investing activities:
     Purchase of equipment                                  (103,846)        (230,846)
     Benefit from deferred income tax                        (15,325)               0
     Investment in purchase option                              (500)               0
                                                            (119,671)        (230,846)

Cash flows from financing activities:
     Proceeds from work-in-process financing               2,807,436
          1,203,835
     Proceeds from notes payable                             392,454        1,393,142
     Proceeds from long-term debt                            416,615
     Proceeds from issue of common stock                      15,000                0
     Repayment of work-in-process financing                        0       (1,146,122)
     Repayment of notes payable                             (712,660)
     Repayment of long-term debt                             (12,382)         (17,461)
                                                           3,202,508        1,137,349

Cash, September 30,                                         $104,683       $-

TOLLYCRAFT YACHT CORPORATION
Notes to Consolidated Financial Statements
For the Three Months Ending September 30, 1996

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

Note 2 - Summary of Significant Accounting Policies (continued)

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

  Pension and profit sharing plans
Union and non-union employees participate in a pension plan which qualifies under Section 401(k) of the Internal Revenue Code. The
Company is not required and has not made any contributions to the plan.

Note 3 - Uncompleted Contracts

Costs incurred and billings on uncompleted contracts consisted of the following:
Costs incurred on uncompleted contracts   $  1,450,849
Income (loss) recognized                       156,676
                                          $  1,607,525

Note 4 - Equipment

Equipment consists of the following:
Manufacturing equipment                   $     354,480
Office furniture and equipment                  376,320
Molds and patterns                            2,805,056
       Subtotal                               3,535,856
Less accumulated depreciation            (      790,863)
                                           $  2,744,993



TOLLYCRAFT YACHT CORPORATION
Notes to Consolidated Financial Statements (continued)

Note 4 - Work-in-process Financing

The Company has available a $3,000,000 line-of-credit with Caterpillar Financial Services Corporation. Under the terms of the agreement, borrowings are limited to 75% of the dealer net price of each particular yacht. Advances are made at 1/3 upon commencement of hull lamination, 1/3 upon commencement of the assembly process, and 1/3 upon installation of the engines. Interest on borrowings are payable monthly at a variable rate. Borrowings are collaterized by specific vessels with assigned hull numbers upon which Caterpillar Financial Services has advanced funds and filed specific UCC-1's. Outstanding borrowings at September 30, 1996 were $ 3,000,000.

The Company is also required to maintain a minimum level of stockholder's equity and a ratio of total liabilities to stockholders equity. At September 30, 1996, the Company was in violation of these minimum requirements.

Note 5 - Notes Payable

The Company has a line-of-credit with Vera Corporation for working capital purposes. Interest on the borrowings are payable monthly at a rate of 12% per annum. Borrowings are collateralized by substantially all assets. Outstanding borrowings at June 30, 1996 were $3,389,468.

Note 6 - Other Accrued Liabilities

Other accrued liabilities consisted of the following:
Estimated liabilities for warranties     $   22,210
Interest                                    176,558
Accrued factory lease                       154,970
Accrued property taxes                      116,620
Excise taxes                                 51,379
Other current liabilities                    27,902
                                         $  549,639

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



Item 2. Management's Discussion and Analysis or Plan of Operation

Tollycraft Yacht Corporation is the successor owner of the original manufacturer of Tollycraft Yachts. The stockholders of Tollycraft Yacht Corporation have formed a new management group with specific goals including (1) The commitment to maintain customer and dealer relationships, (2) Shape maximum customer confidence, (3) Invest in updating and redesigning the current product line, (4) Develop a new series of yachts, (5) Streamline management, (6) Expand the dealer network. Significant expenses have been incurred to date to implement these goals.

In the fall of 1996 Tollycraft Yacht Corporation is continuing efforts to raise funds in order to proceed with its business
plan.   The Company is considering various alternatives to
improve its financial position, meet ongoing trade obligations, pay delinquent tax balances, and fund capital expenditure requirements including converting current debt to equity through the issuance of common shares, and the sale of common shares to raise working capital. The Company has engaged the services of professional advisors to perform these investment activities. In addition, another supplier of marine engines has expressed an interest in providing working capital funding for projects that contain its products.

Chairman and Chief Executive Officer Peter Hobbs has announced the organization of the Capital Formation Committee with the priority goal of generating new capital funding for the Company. Mr. Hobbs will be assisted by President and Chief Operating Officer D.R. Cooley and five additional individuals from the international investment banking community.

Results of Operations:

The Company has not had sufficient working capital to continue operations in the third quarter. In July, the manufacturing employees and non-essential support staff were laid off and manufacturing ceased.

Current results reflect the halting of operations in the third quarter. There was a small amount of manufacturing activity prior to the closure. The majority of the manufacturing expenses incurred are fixed costs relating to plant overhead expenses and some wages for essential personnel.

In order to begin production the Company is in need of additional capital to build production tooling, finance inventory and provide working capital. The Company is dependent on external sources of liquidity until projected levels of production and improvements in direct costs are achieved which will return the Company to profitability and a positive cash flow. A material commitment for capital expenditures and working capital is necessary to meet the projected goals. The expected source for a majority of the funds is from a private placement stock offering closely followed by a public stock offering.

During the third quarter of 1996 union employees accepted a contract effective through June of 1998. After several weeks of negotiations, the members passed a contract calling for 1) average wage reductions of 20%, 2) elimination of certain holidays, 3) reduction of vacation benefits, 4) employee contributions to medical plans, and 5) a reduction of work categories. The concessions are expected to result in direct labor savings of approximately 23%.

Management continues to put emphasis on the following steps to improve the operations of the Company:

1. Increased basic pricing on current models for greater profit margins to reflect the higher quality products being manufactured.
2. Select new materials to upgrade the quality of interiors while emphasizing production efficiency.
3. Complete the design for a new line of yachts to augment the current models offered. The new yachts are engineered for more efficient production and priced at greater profit margins.
4. Continue developing relationships with dealers that are capable of providing their own inventory financing.
5. Increase the dealer network for nationwide marketing capability to increase sales volume and reach economies of scale.
6. Redesign manufacturing processes to make production more efficient.
7. Modernize the manufacturing plant for increased capacity and efficiency of material flow.
8. Complete the development of a labor tracking system to monitor and reduce direct labor costs.

Financial Condition:

During the third quarter of 1996, the Company continued to incur operating losses of $643,680 which increased the negative net worth to ($9,418,901). The cumulative losses of the Company continue to be financed mainly through current liabilities. Current liabilities of $11,632,602 exceed current assets of $2,149,184 resulting in a current ratio of .18. Current liabilities include a revolving credit facility of $3,000,000 from a marine engine supplier to assist financing of work-in-process inventories and another working capital loan from a finance company. The remaining current liabilities are trade payables, deposits from customers, and accrued payroll related expenses and undeposited payroll taxes.

The Company has not been able to make timely payments to trade suppliers and various taxing authorities. Deferred payment terms have been negotiated with the taxing authorities and the vast majority of trade vendors. Material suppliers have indicated a willingness to provide the Company with its raw material needs on a COD basis.

Long-term debt of $1,390,833 (including current maturities) is mainly obligations assumed by in exchange for miscellaneous machinery and equipment as well as the molds and tooling necessary to manufacture the current line of yachts. Management believes the book value of these assets is significantly understated when considering replacement cost values and the potential earnings capability of the tooling.

There were no significant capital expenditures during the third quarter of 1996. In prior quarters a significant amount of capital was invested in the construction of molds and tooling for a new 48' pilothouse motoryacht. This new yacht design is planned to improve manufacturing processes and contribute a larger gross margin to the product mix. Funds for these capital expenditures have been provided through current operations with a corresponding increase in current debt. In order to establish the Company as a viable competitor in the industry, management has established an aggressive time schedule to upgrade existing molds and tooling and manufacture additional molds and tooling for the newly designed line of yachts. Total capital expenditures necessary for completion of the product line upgrade and expansion is approximately $2,650,000. The Company is dependent on external sources of funding to complete the plan.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

All legal proceedings referenced involve Tollycraft Acquisition
Corporation ("TAC").

Tollycraft Yachts Corp., Bankruptcy Case No. 93-34273T, United States Bankruptcy Court for the Western District of Washington at Tacoma.
Litigation surrounding payment of claim for attorney fees allegedly incurred by Transamerica Commercial Financial Corp. in the bankruptcy case involving the predecessor company. Ruling in favor of Transamerica has been appealed to the 9th circuit Bankruptcy appellate Panel. The parties have finalized a settlement.

Christine Marie Trujillo v. Tollycraft Yachts.
Litigation in Superior Court of Washington for Cowlitz County Claim for sexual harassment and wrongful termination. Complaint asks for unspecified sum in special damages for lost wages, benefits and expenses and general damages for emotional distress and attorney fees. Default judgment awarded for $22,210.

Kenneth N. Findley, Jr. and Island Dreamer, Inc. v. Tollycraft Yachts, Inc. District Court of Harris County Texas.
Complaint filed under the Texas Consumer Protection Act on March
21, 1996 alleges deceptive trade practices and breach of express warranties. Plaintiff claims loss of value of $100,000 and reasonable attorney fees. Suit filed for maximum damages allowed ammounting to two times the actual damages under $1,000 and three times the actuall damages over $1000. the case evolved from a $975 warranty claim submitted by the owner of a yacht. Company management denied reimbursement of the claim. Trial set for December 9, 1996 is being continued.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Regulation S transaction previously authorized by the Company has been consummated with the tendering of 5,000,000 common shares by the Company for the purchase of a fund certificate from Gemini Capital Fund, 202 St. George's Building, 2 Ice House Street, Suite 202, Central Hong Kong, for $2,000,000. This certificate matures in 24 months for US cash.

Effective November 1, 1996, the Company entered into a Consulting Agreement with Kramfors Limited of 202 St. George's Building, 2 Ice House Street, Suite 202, Central Hong Kong. Kramfors will provide advice, consultation and services through its personnel situated in USA and under the control of Mr. Peter Hobbs, at the request of the Company. The Company shall pay to Kramfors compensation to be determined via an option agreement based on performance, such to be executed within thirty days of the agreement.

Effective November 8, 1996, Peter D. Hobbs assigned all rights, interests, burdens, and benefits described in the Voting Trust
Agreement to Kramfors Limited.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

(9) Assignment of Voting Trust Agreement
(10) Material Contract - Consulting Agreement

    (b) Reports on Form 8-K.

No 8-K reports were filed during this quarter.


                  [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tollycraft Yacht Corporation
    (Registrant)


Date: November 25, 1996



____/s/________________________
D.R. Cooley
President
Chief Operating Officer



___/s/_________________________
William H. Lee
Controller

                                 EXHIBIT 9

                     ASSIGNMENT OF TOLLYCRAFT YACHT

                         VOTING TRUST AGREEMENT
                                BETWEEN
                             PETER D. HOBBS
                                  AND
                         TOLLYCRAFT SHAREHOLDERS

     This Assignment, entered into this day, the 8th of November, 1996, by and between Peter D. Hobbs ("Assignor"), whose address is 10650 Scripps Ranch Boulevard, Suite 220, San Diego, CA 92131, and Kramfors Limited ("Assignee"), whose address is 2 Ice House Street, Suite 202, Central Hong Kong.

FOR AND IN CONSIDERATION OF the mutual promises and benefits to be derived by the parties, they do hereby agree to the following:

1. Assignor entered into a contract dated October 14, 1996 with Thomas L. Eden, E.M. Morgan, Ty Eden, Tracy Eden, Aja Lesh, Peter Rapid Corp., Playco Inc., Roy G. Getty, Tonny Tulleners, Dale Buteyn, Jr., David Tubbs, and James O'Keefe, a copy of which is attached to this and incorporated.

2. Assignor hereby assigns all rights, interests, burdens, and benefits described in the contract to Assignee.

3. Assignor warrants that the contract is still in full effect and has not been modified except as indicated n writing.
Assignor agrees to indemnify and hold harmless the Assignee from all claims resulting from Assignor's failure to perform under the contract prior to the date of the assignment.

4. Assignee agrees to perform all the duties and obligations called for under the contract. Assignee agrees to indemnify and hold the Assignor harmless from all claims which may result from Assignee's failure to perform under this contract.

5. This contract binds the parties and all successors.

     The parties have signed this Agreement on the date first above written.



Victoria Tribble, Witness     Peter D. Hobbs
                                EXHIBIT 10

                           CONSULTING AGREEMENT

THIS AGREEMENT, made and effective as of 1st November 1996, by and between Tollycraft Yacht Corporation of 2200 Clinton Avenue, Kelso, Washington 98626, USA (hereinafter referred to as "Tolly") and Kramfors Limited of 202 St. George's Building, 2 Ice house Street, Hong Kong (hereinafter referred to as "Kramfors").

                                 RECITALS

Tolly is engaged in the business of building and marketing high-quality motor yachts.

Kramfors has extensive experience in corporate finance, corporate reconstructions and capital raising and wishes to provide services for Tolly for a fee.

                                 AGREEMENT

1) Term

The respective duties and obligations of the parties hereto shall commence with effect from 1st November, 1996 and shall continue for a period of two (2) year from that date, or until terminated pursuant to Article 6 hereof. Failure to terminate this consulting agreement shall be treated, by the parties hereto, as a continuation of said agreement, on al of the terms, provisions, and conditions thereof for an additional periods of one (1) year each for a maximum of five (5) additional years. Either party may terminate this agreement by giving 180 days written notice prior to the expiration of the second one (1) year period.

2) Duties of Consultant

Kramfors will provide advice, consultation and services through its personnel situated in USA and under the control of Mr. Peter
Hobbs, at the request of Tolly.

3) Compensation

Tolly shall pay to Kramfors compensation to be determined via an option agreement based on performance, such to be executed within thirty days of this agreement.

4) Out of Pocket Expenses

Kramfors shall absorb all normal costs incidental to services provided under this agreement other than exceptional items which shall be agreed to in advance by Tolly (such agreement not to be unreasonably withheld):

(a) Economy class air transportation, hotel and subsistence expenses for Kramfors personnel provided at the request of Tolly in connection with services rendered to Tolly.

(b) Any substantial or unusual out-of-pocket expenses incurred by Kramfors at the request of Tolly and its performance of duties under this agreement.

Tolly shall pay such expenses promptly on receipt of statement from Kramfors.

5) Exclusivity of Consultation

Kramfors hereby covenants as follows:

(a) Kramfors, its principals, officers, directors, advisers, affiliates and employees shall not during, the term of this agreement or at any time thereafter, divulge to or reveal to any person, firm or corporation, or in any way use for the benefit of anyone other than Tolly, any secrets, formulae, designs, customer lists, contracts and/or any information whatsoever relating to Tolly, its subsidiaries and associates, except as such are generally known to the public.

(b) Upon the termination of this agreement, Kramfors will deliver to and surrender to Tolly any documents, papers, letters of any kind or nature whatever in its possession or the possession of any of its independent contractors and advisers pertaining to the business of Tolly or to Tolly's methods, formulae, customers, contracts, prices and expiration dates of contracts and at no time will Kramfors or others make copies of the same for itself or for the use of any person, firm or corporation other than Tolly.

(c) Kramfors agrees that while they remain a consultant to Tolly, its subsidiaries and associates, Kramfors, its principals, officers, directors, affiliates, advisers and employees shall not promote, advise or engage in the same or similar business of that of Tolly, its subsidiaries and associated companies within the market of Tolly, its subsidiaries and associated companies or become interested in (which shall include but not be limited to becoming an employee, partner, officer, director, shareholder, lender or guarantor) any other business or venture engaged in the same business of Tolly, its subsidiaries and associated companies within the markets served by Tolly, including the marketing and exploitation of related products, nor during said period shall attempt to divert from Tolly, its subsidiaries and associated companies any business whatsoever.

(d) Notwithstanding the provisions of Paragraphs 5(a) and 5(c),
Kramfors reserves the right to provide its consultancy services to other customers while respecting the confidentiality of Tolly's business information.


6) Termination

This Agreement may be terminated forthwith:

(a) By Kramfors if any payment under Article 3 hereof is in arrears for thirty (30) days; or

(b) By Kramfors if Tolly discontinues business, becomes insolvent, appoints a receiver, goes into liquidation, or in the event of a merger, consolidation or transfer of Tolly's assets in which Tolly is not the surviving corporation; or

(c) By either party if the other shall assign or transfer their duties in violation of Article 7 hereof; or

(d) By any party if any other party persists in breach of its agreement for fifteen (15) days after due notice thereof has been given, but such termination shall not prejudice Kramfor's rights to receive money due it under this Agreement at the time of cancellation.

7) Assignment or Delegation

Any assignment or delegation of this agreement or transfer of the rights or obligations granted or undertaken hereunder without the prior written consent of both parties shall be void.

8) Entire Agreement

The terms and conditions herein contained constitute the entire agreement between the parties. This Agreement shall supersede all other agreements, contracts, and communications, either oral or written, between the parties hereto with respect to the subject matter hereof.

9) Not a Joint Venture

It is agreed and understood that this consulting Agreement neither creates a partnership nor a joint venture between the parties, nor shall it be construed as creating such a partnership or joint venture.

10) Non-Waiver of Rights

No waiver by either party hereto of any one or more defaults by the other in the performance of any provision of this Agreement shall operate or be construed as a waiver of any future default or defaults, whether of a like or different character.

11) Notices, Etc.

All notices, consents, approvals, or other notifications required by the parties to this Agreement shall be deemed served if sent by telex, facsimile or mail, addressed to such other party at the address given below or at such other address as such party shall notify the other.

(a) Notices, etc. required hereunder shall be sent to Tolly at:
     2200 Clinton Avenue
     Kelso
     Washington 98626
     USA
     Fax: 360-423-2607
     Tel: 360-423-5160

(b) Notices, etc. required hereunder shall be sent to Kramfors at:
     Suite 02-204 St. George's Building
     2 Ice House Street
     Central
     Hong Kong
     Fax: 852-2810-6467
     Tel: 85-2525-7287

12) Disputes

In the event that either party may institute litigation in any competent jurisdiction to enforce the terms and provisions of this Agreement, the prevailing party shall recover all associated costs of the proceeding including reasonable attorney's fees.

13) Governing Law

This Agreement shall be binding on and shall be for the benefit of the parties hereto and their respective successors and assigns, and shall e governed by the laws of USA and the parties thereto submit to the non-exclusive jurisdiction of the courts of California.

IN WITNESS WHEREOF, the parties have executed this Agreement all as of the date and the year first above written.


Tolly               Witness



By:


Kramfors       Witness



By:
     GFSL Nominees Limited
     Directorq