Form 10KSB
period 1996-12-31
TOLLYCRAFT YACHT CORP
filed 1997-11-19
CIK 1019867

U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                               Form 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from . . . to . . . .

Commission file number: 0-21087

Name of small business issuer in its charter): Tollycraft Yacht Corporation

(State or other jurisdiction of incorporation or organization) Nevada

(I.R.S. Employer Identification No.): 86-0849925

(Address of principal executive offices)(Zip Code):
17 Horton Plaza, Suite 251, San Diego, CA 92101

(Registrant's telephone number, including area code): (360) 423-5910

Securities registered pursuant to Section 12(b) of the Act: NONE

Name of each exchange on which registered: NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, NO PAR VALUE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,993,517

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,698,717 computed by reference to the average bid and asked price of such common equity, as of September 30, 1997, which was $4.50.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ... No ...

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's common stock, as of September 30, 1997 was 2,270,368

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference herein, these documents are not deemed to be filed as a part hereof: Registrant's Current Report on Form 8-K as filed electronically on October 28, 1996, Registrant's Current Report on Form 8-K/A as filed electronically on February 20, 1997, Registrant's Registration Statement on Form 10-SB as filed electronically on July 23, 1996, Registrant's Quarterly Report for the period ended September 30, 1996 on Form 10-QSB as filed electronically on November 27, 1996.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.

                               PART I

Item 1.  Description of Business.

(a) General

TOLLYCRAFT YACHT CORPORATION was originally incorporated in December 1992 in the State of Minnesota as Child Guard Corporation. The Company changed its name from Child Guard Corporation to Tollycraft Yacht Corporation concurrent with the merger on January 1, 1996 of Child Guard Corporation and Tollycraft Acquisition Corporation, a company registered in the State of Washington. In 1994 Tollycraft Acquisition Corporation had purchased substantially all of the operating assets of the original Tollycraft Corporation, a Washington corporation which was operating under a confirmed Chapter 11 bankruptcy plan of reorganization. On December 12, 1996 the Company changed its state of registration from Minnesota and is now duly organized and registered in the State of Nevada.

History and Acquisition

Child Guard Corporation was formed in 1992 as a development stage company to develop and market a child monitoring device. The developed product was not marketed and in 1995 the Company began merger talks with Tollycraft Acquisition Corporation.

Tollycraft as a business entity has existed in various forms since 1936. The original Tollycraft Corporation was first incorporated in the State of Washington in 1936 under the name of Central Lumber Company ("CLC"). CLC was wholly owned by R.M. Tollefson. The Company began as a small manufacturing operation producing fine furniture and cabinetry. As an adjunct to his regular business, Mr. Tollefson produced several custom boats for friends and himself.

As the reputation of his boat building talents spread, Mr. Tollefson began selling more boats than cabinets and eventual demand allowed him to direct his attentions solely to boat manufacturing. With a dedicated group of proficient cabinet makers and his own expert knowledge of yacht design a complete line of wooden cruisers was launched. Mr. Tollefson subsequently transferred the assets of his pleasure boat manufacturing operations, "Tollycraft", to CLC in 1955. Concurrently, the name of CLC was changed to Tollycraft Corporation.

For more than fifty years Mr. Tollefson actively designed and built pleasure cruisers and yachts to meet the needs of the cruising enthusiasts. His understanding of the demands of extended voyages came from personal experiences on the water cruising yachts which bear his name. Gathering input from fellow boater's, Tollefson incorporated their many comments and suggestions into new or existing models.

A chronological synopsis of Tollycraft operations during Mr. Tollefson's career is as follows:

1932 Mr. Tollefson, while involved in the cabinets business, started building boats for himself.

1936 Tollycraft commenced pleasure boat manufacturing as a sole proprietorship in Kelso, Washington, after building and selling the first boat which exhibited the quality he demanded.

1941 World War II interrupted boat building while Mr. Tollefson served in the U.S. Coast Guard.

1946 Central Lumber Company was incorporated in the State of Washington.

1952 A fire destroyed Central Lumber Company's plant and equipment; after that the company narrowed the scope of its business activities to boat manufacturing.

1955 The assets of the sole proprietorship boat manufacturing operations were transferred to Central Lumber Company, Mr. Tollefson's wholly owned company; concurrently the name was changed to Tollycraft Corporation.

1958 Tollycraft built a plant in the Kelso Industrial Park on 14 acres of land and commenced operations in the new 65,000 square foot building in 1959.

1967 Tollycraft Yachts began manufacturing fiberglass hulls starting with the conversion of the 24', 28', 30', and 34' wooden hull designs into fiberglass.

1970 The last wooden hull boat was built. The very successful 34' Sedan was the first "keel up" fiberglass design, which sold 194 units in 11 years, and set the Tollycraft design trend for the 1970's.

In 1987, Mr. Tollefson retired from Tollycraft and took a relaxed role in the marine industry as Chairman Emeritus of Tollycraft. Tollycraft Corporation, a then public company, was taken private and merged through a leveraged buyout, into Olympic Equities, Inc. Thereafter, Olympic Equities, Inc. changed its name to Tollycraft Yachts Corporation. As with many leveraged buyouts of the 1980's, the transaction was ill-fated and threatened the long term financial stability of the Company.

In 1989, a group of investors purchased Tollycraft and provided capital to reduce debt and increase working capital for continued operations. However, the economic downturn and the passage of the 10 percent luxury tax caused Tollycraft, as well as every other luxury boat builder in the United States, to sustain substantial operating losses. The Company subsequently filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 5,1993.

In February of 1994, a group of investors formed Tollycraft Acquisition Corporation ("TAC") and effective June 6, 1994 purchased substantially all of the operating assets of the old company.

In January of 1996, TAC was acquired, in a merger transaction, by Child Guard Corporation which concurrently changed its name to Tollycraft Yacht Corporation.

(b)

Tollycraft Yacht Corporation is a builder of high quality cruising motor yachts. The yachts are luxuriously equipped and built with the highest structural integrity to ensure safe, long range cruising. The current line of yachts consists of the following:

48'  Cockpit Motor Yacht
57'  Pilothouse Walkaround Motor Yacht
57'  Pilothouse Widebody Motor Yacht
65'  Pilothouse Motor Yacht

Current plans for new products include the following:

48' Convertible Motor Yacht
48' Pilothouse Motor Yacht
52' Pilothouse Motor Yacht
54' Convertible Motor Yacht
76' - 82' Pilothouse Motor Yacht

The 48' Pilothouse has completed engineering design drawings and plans. A hull mold has been built and the deck mold is in process.

The 52', 54', and 76' - 82' models have completed design drawings and plans. The hull form for each model has also been tank tested.

All Tollycraft yachts have a 15 year transferable hull warranty, the longest and most comprehensive warranty in the industry. To date, there has never been a manufacturing related hull failure. Tollycraft Yachts are designed for owner convenience and overall functionality. The electrical and mechanical systems are laid out and installed for ease of use and maintenance.
Tollycraft incorporates intelligent engineering, manufacturing integrity, quality craftsmanship, and the patented "Quadralift Hull" construction into all its vessels, thus ensuring to Tollycraft customers a truly seaworthy yacht.

Intelligent Engineering

Great strides have been made in controls, steering engines and gears. While Tollycraft exercises due caution in adopting new systems until they are thoroughly tested and proven, the most reliable of these are now offered.

State of the art components such as MMC electronic controls, custom AC/ DC electrical, central chilled water heating and air conditioning, vacuum bagged divinycell cored hull and deck structures, fully integrated electrical panels and switches, Hynautic hydraulic steering, fuel distribution manifolds, and oil lubricated shaft stuffing boxes are but a few of the advanced systems offered.

Modern systems are of little benefit however, if they are improperly integrated into the complete yacht. That is why Tollycraft engineers are careful to match technology with function.

Critical components, such as engines and generator sets (gensets) are matched to the specific needs of each vessel and each owner. Engine selections include MAN, Caterpillar, Detroit Diesel and MTU products. Gensets are manufactured by either ONAN or Northern Lights.

All fiberglass lay-up schedules are verified by an outside consulting engineer and tested by an independent laboratory. All lamination takes place in a controlled environment. Temperature and humidity conditions are continuously monitored and recorded to ensure materials are applied within the manufacturer's specifications. Core materials are vacuum bagged to the laminate to ensure proper bonding and structural integrity.

Wiring systems have been redesigned and simplified. Wire harnesses have been developed which meet or exceed all industry standards. Plug type connectors, designed to withstand the marine environment, have been incorporated to ease installation and minimize owner maintenance. All Tollycraft wire harnesses are color coded in accordance with NMMA and ABYC specifications.

New products are ergonomically designed. Line of sight, ease of passage and mobility restriction are just a few of the human factors Tollycraft's designers consider on every new project. Primary consideration is given to safety and functionality. Tollycraft's engineering department is committed to product excellence. Every aspect of the final product must function as well as it looks.

Every phase of the production process is scrutinized by engineering staff and production personnel. New techniques and processes are developed and implemented to achieve cost savings, quality and product integrity. Cooperative efforts maximize the efficiency of both departments.

Product standardization and documentation ensure Tollycraft's ability to purchase and manufactured accurately and efficiently. Whenever possible, common parts and processes are employed throughout the various models to minimize training and maximize productivity.

New Tollycraft yachts feature an impressive list of standard equipment. In addition, many options are available for the customer to choose from. If owners wish to further personalize their yacht, Tollycraft's engineering department will create custom designs upon request. Custom options are not inexpensive, but they afford the owner an opportunity to create a truly unique and personal yacht while maintaining the advantages and savings of a standardized production process.

Manufacturing Integrity

New ideas and designs are worth little if they do not stand up to the structural mechanical and electrical integrity that is the foundation for Tollycraft cruising yachts' reputation. Tollycraft's manufacturing integrity gives the owner justifiable confidence in his vessel. Over 60 years of building cruising yachts has taught us it takes more than words to instill confidence in a skipper who invests his money and the safety of his crew in a yacht.

Tollycrafts are known as seaworthy yachts. Everyday cruising takes a Tollycraft into waters that test a hull incessantly. Tollycraft knows that it takes more than a tough hull to survive sea conditions. Accordingly, every stringer must be encapsulated into the hull, every bulkhead fiberglassed to the hull, every wood component is glued together (reinforced with screws) wiring and plumbing fastened every few inches. Any component, whether purchased or manufactured by Tollycraft, must be proven to withstand the rigors of the marine environment.

Dry rot, once the bane of wooden boats, still attacks modern yachts if precautions are not taken. For this reason, Tollycraft uses premium straight-grained mahogany for deck, cabinet and bulkhead framing. This rot resistant wood is then encapsulated with fiberglass wherever it might be exposed to bilge water.

Engines, generators and other mechanical equipment are securely installed, with special strengthening given to areas of extra stress such as rudder posts and shaft logs. The entire mechanical structure is electronically bonded with a heavy copper strap that employs a shaft sweep to make positive electrical contact to external metal parts.

For strength and waterproofing, the hull deck and cabin structures are bonded and screwed through overlapping fiberglass. Specially designed window frames overlap their cabin side openings which eliminates the possibility of leakage.

Decks are cored with closed cell foam for stiffening and to eliminate any feeling of resilience underfoot. Even shower stalls are laid up of heavy fiberglass so they don't creak or bend when used by a normal sized adult.

Integrity is much more than a slogan at Tollycraft. It is the foundation of our customers' confidence in our vessels.

The Quadralift Hull

Editors of boating magazines have been exposed to every claim about hull design that the mind can dream up. Naturally they are skeptical when sea trialing any new hull. However, almost without exception, editors who have tested Tollycraft's have reported that the Quadralift hull works as claimed.

Naval Architect Ed Monk Jr., who designed the original "Quadralift" hull for the Tollycraft 61' Motor Yacht, won't call his design revolutionary, but rather the "latest in hull technology ... the culmination of everything we've learned about hulls over the years."

While Quadralift varies from model to model its cupped dual chine separates this hull from others. With the waterline midway between the two chines, the Quadralift acts as an effective spray knocker, throwing spray horizontally away from the hull. Deflecting the spray not only delivers a dry ride, but increases efficiency by reducing the amount of wetted surface (drag) along the hull.

The design of the Quadralift provides extra buoyancy at the bow, permitting a finer entry and reducing the tendency to broach in a following sea. In a chop, or at anchor, the Quadralift has a roll dampening effect, and with this extra stability comes extra comfort. But the most dramatic demonstration of this remarkable hull comes when you ease the throttles forward and feel your Tollycraft rise effortlessly onto plane and handle smoothly at any speed. A nearly full length keel aids the tracking through turns and gives you excellent control during slow speed maneuvering.

Product Line Enhancements

Tollycraft management believes that improvement is a process, not a project and should be accomplished on an incremental basis. Accordingly, key tactics supporting this strategy focus on developing and maintaining a process which empowers Tollycraft employees, contractors, vendors, dealers and customers to provide input for product improvement on a continuous basis.

The Company is planning to expand its existing product line with new complementary products and redesign existing products to update exterior and interior styling. An additional benefit will be lower manufacturing costs.

The Pilothouse Motor Yacht has become noticeably popular. The East Coast area, particularly Florida, is showing strong demand for this design. The Pilothouse may be used to fish as well as cruise and it offers an escape from the weather with a full lower interior station. Design is nearing completion on new a 52' planing hull, pilothouse motor yacht and sports sedan which will include three staterooms and two heads. The yacht will be convenient to dock and ease of handling will enhance port to port cruising. This model is expected to retail at $795,000. Tollycraft's new fiberglass/wood liner system will be used in its construction. The boats will be lighter, have a significantly improved ride, and higher performance levels. The new design is expected to simultaneously lower material and labor costs in the manufacturing process. Tollycraft's new 52' Pilothouse will fill a gap in the Tollycraft line as well as meet customer demand. There are hundreds of 44' and 45' Tollycraft owners currently without the upgrade option that this yacht will make available to them.

Due to numerous customer requests, the Company also plans to introduce yachts between 76' and 82' called the "Champagne Series." These boats will retail between $2.7 million and $3.1 million each.

Tollycraft's 40' Sports Sedan has been discontinued and a new 48' Convertible Sedan is being developed. This boat will incorporate many of the popular features of the previous 40' model but the additional 8' in length will allow the yacht to have an enlarged galley and a spacious master stateroom.

Command bridges and radar arches of all the existing models are being restyled with more contemporary lines. The redesign will include preformed wire chases and mechanical runs which will also significantly reduce installation costs.

A professional yacht design firm has updated Tollycraft's standard interiors to meet customer demand for upscale, modem interior styles, layouts and materials.

Industry Analysis and Competition

The U.S. market for pleasure boats has undergone many changes over the last decade. In 1986, 1987 and 1988 sales of pleasure boats skyrocketed by 18.7%, 28.5%, and 14.9%, respectively. Consumer confidence was high and U.S. exports of pleasure boats were booming. In total, manufacturers' sales of pleasure boats expanded by over 75% in those three years.

Manufacturers' sales of inboard/outdrive boats finished out a six year growth surge with total growth of approximately 160% between 1984 and 1988. Outboard and inboard motorboats also increased, with total manufacturers' sales growth of 87.9% and 96.3%, respectively, during the same period. The only pleasure boats that did not benefit from this prosperity were sailboats, a market which continued to suffer from declining demand.

The last cyclical downturn in the economy (the recession of 1989-1991) hit the industry hard, as a number of factors combined to set the stage for a severe slump in manufacturers' sales. Among the factors significantly impacting the market for pleasure boats in the U.S. were the collapse of the financing structure of the industry, savings and loan crisis, changing consumer confidence in the economy, and fluctuating U.S. pleasure boat exports.

Making matters worse for pleasure boat manufacturers, in 1991 Congress passed a 10% luxury tax on all pleasure boats costing more than $100,000. Although this tax was repealed in 1993, the damage was already done.

In 1992 the positive effects of the recovering U. S. economy reached the pleasure boat industry. Consumer confidence in the economy was starting on its upward climb towards a significant height in 1993, and banks began to loosen the credit restraints on boat loans as interest rates continued to decline. Consumers began to buy new boats again. Disposable income was up, the luxury tax was repealed, and consumers had a rosier outlook on the economy.

The market for pleasure boats embarked on its recovery as manufacturers' sales increased by 9.8% to $3.1 billion during 1992. Two more good years followed in 1993 and 1994, when sales rose by 11.8% and 9.4%, respectively. Business Trend Analysts estimated the total pleasure boat market at $3.8 billion in 1994 and $4.1 billion in 1995. (Source: The U.S. Market for Pleasure Boats, @ Business Trend Analysts Inc., 1995)

Overall growth in manufacturers' sales of pleasure boats over the next ten years is projected at 6.9% annually. Business Trend Analysts expects the total manufacturers' market for pleasure boats to climb just above $7.4 billion by 2004. The following table shows the annual sales of such boats:

U.S. MANUFACTURERS' SALES OF PLEASURE BOATS ($ Millions)

Year          Value
1986         $3,406
1987         $4,378
1988         $5,029
1989         $4,775
1990         $3,894
1991         $2,840
1992         $3,118
1993         $3,487
1994         $3,813
1995 E       $4,124
2004 P       $7,450

E - Estimate
P - Projection

Source:  The U.S. Market for Pleasure Boats, @ Business Trend Analysts Inc.,
1995

Primary Competitors

Tollycraft's primary competition can be divided into two categories, the West Coast and East Coast of the United States.

West Coast:  Tollycraft's main competition is from the Taiwanese "knock-offs":
Ocean Alexander and, to a lesser extent, American Marine (Grand Banks). These competitors have built a reputation for emulating Tollycraft's products using extremely cheap labor and trying to underprice and undercut Tollycraft's market on the West Coast. The offshore competitors basically sell a lower quality product for a lower price. In addition, Canadian competition has begun to appear because of the weakness of the Canadian dollar. These include Sunship by Westbay, and Queenship. Tollycraft competes well against these manufacturers.

East Coast: Tollycraft has a great deal more competition from Viking, Hatteras and, to a lesser extent, Bertram, Sea Ray, Ocean and Carver. Hatteras is the perceived market leader, on the East Coast (including the Great Lakes and Gulf of Mexico) and its dealer network is very strong. They have a full line of yachts both in the cruiser and yacht fisher segments. Hatteras' product is priced anywhere from 10 to 20 percent higher than Tollycraft on the East Coast.

Tollycraft's Market Position

Competitive Advantage

Tollycraft's primary competitive advantage results from the high quality of its product. The Company has never had a manufacturing related hull failure and customers have shown themselves willing to pay a premium for this quality.
 Tollycraft's products have historically had a high resale value and have proven to be a good investment for customers.

Tollycraft Yacht Resale Values

1989 Model Year
                         December 1994     Resale Value
Model             Sales Price   Dealer Cost*      Percentage
30' Sport Cruiser            $77,275       60,700        79%
34' Sport Sedan              126,420      112,750        89%
34' Sundeck Cruiser          124,327      117,300        94%
40' Sundeck Motor Yacht      174,649      137,500        79%
40' Sport Sedan              186,347      144,100        77%
44' Cockpit Motor Yacht      201,753      224,500       111%
48' Cockpit Motor Yacht      320,000      275,000        86%
53' Motor Yacht              464,312      370,550        80%
57' Cockpit Motor Yacht      535,475      451,850        84%
61' Pilothouse Motor Yacht   687,454      551,300        80%

Average resale value as a percent of original sales price after 5 years 86%.

* (NADA Average)
  Source: NADA Appraisal Guide

Tollycraft's Prospects Within the Industry

Sales of large luxury motor yachts have rebounded significantly since the repeal of the luxury tax. Tollycraft's plan is to position itself for this continued growth. Changing U.S. demographics will also help expand the customer base for Tollycraft yachts (see the Tollycraft Customer profile section which follows). The Company expects to do more than maintain its share of the growing market.

The May 1993 issue of Powerboat Reports, "The Consumer Resource for the Powercraft Owner reported in its feature article that Tollycraft is tops in owner satisfaction: Tollycraft scored an A+ in overall satisfaction and a 90 percent would buy again index... The highest marks so far in Powerboat Reports Ownership Survey... Not one Tollycraft owner was dissatisfied enough to say he wouldn't consider buying another...This is unmatched in other surveys. Tollycraft managed to show itself a winner in both quality and value categories. Overall satisfaction scored an impressive A+, easily outranking all other boats in Powerboat Reports' survey."

Customer Profile

Tollycraft's customers typically have an annual income of $150,000 or higher, with a net worth of $500,000 or more. Based on these figures, the average potential Tollycraft customer, nationwide, has the following profile (Mendelsohn Media Research, Inc., New York, 1991 annual survey of affluent households.):

Age: 48.4 years old Number of homes owned: 1.8
Value of principal residence: $363,200
Value of other real estate owned: $223,000

In addition, 45 percent have assets in their business or profession, with the mean value of their equity being $312,303. Only 12 percent of the homeowners have a home mortgage.
(U.S. Department of Commerce Survey of Income and Program Participation, 1988, households with net worth over $500,000)

Changing U.S. demographics mean that the large "baby boom" generation is entering the average age of Tollycraft's customers resulting in a greater number of qualified, potential customers in the coming decade.

Distribution Network

Tollycraft is currently represented by 5 dealers in 10 locations: Seattle, Portland, California, Michigan, and Florida (6). Representation is being targeted in Toronto, San Francisco, Cape Cod, Chicago, New York, and Annapolis. Once the domestic dealer network is established the Company will also seek international representation for its products.

Market Promotion

Company tactics designed to help achieve a strategy of promoting Tollycraft include the following:

Dealer Manual: These have been designed to include policies and procedures, as well as a selling reference for brokers. Dealer bulletins are issued as needed to keep manuals current.
Plant Tours: A periodic open house with all staff on hand for customers and dealers.
Retail Sales Display: A portable display for all major boat shows has been developed.
Trade Shows and Conventions: The Company is an attendee at major nonsponsored yacht and boat shows including Superyachts Northwest, and Ft. Lauderdale, St. Petersburg, Seattle, and Miami.
Videos: Promotional videos are complete for the 57 and 82' series along with a complete plant tour. The Company is currently working on a video for the new 57' and 65' lines.
Communication with Dealers: Sales staff are providing at east weekly updates to each dealer, building relationships and helping to sell our products. Dealer Meeting: This initiative is focused on creating enthusiasm for our organization and building relationships.
Tolly University: Each year in August, a two day training seminar educates our dealers and brokers on Tollycraft products. The meetings cover comparison to other products, broker motivation and promoting new products.
Advertising: The advertising strategy is targeted at new buyers. Key tactics include:
Specification Sheets: These have been recently reconfigured and now contain new designs with current 1996 options and new standard equipment pricing.
Brochures: New brochures have been developed for all lines and are easily updated.
Line Drawings: New computer generated line drawings for brokers and advertising have been completed.
Newsletter: A Tollycraft sponsored quarterly newsletter promoting Tollycraft and informing readers of current events has been introduced. Production cost is fully paid for by trade advertising.
Public Relations Media Kits: Released quarterly to help promote the Tollycraft image, inform the press, and generate editorial commentary. Advertising Campaign: Designed to involve dealers in co-op advertising and increase advertising exposure.
Internet:  Internet address at "http://usa.nia.com/tollycraft."
Customer Support: Tollycraft believes it is imperative to support existing and past Tollycraft owners. They tend to upgrade their boats periodically and a personal recommendation is one of the Company's most effective sales tools.
Rendezvous': The factory participates in regional "Tolly Rendezvous" gatherings including Northern California, Portland, Seattle and the Great Lakes
Factory Visits: Prospective customers are encouraged to tour our facilities and meet our staff.
Mailing List: The Company is currently updating the last five years of Tollycraft owners by hull number and plans to market directly to them.
Show Leads: Computer listings of prospective clients are sent to dealers across the country during and after each boat show with active follow up by the Company's marketing staff.

Intellectual Property and Royalties

The Company has the following trademarks:
"TOLLYCRAFT" (Stylized), U. S. Trademark Registration # 855,456
"QUADRALIFT" and Design, U. S. Trademark Registration # 1,514,520
"T and Design", U. S. Trademark Registration # 855,455

The Company has the following patent:
Yacht, Serial No. 444,604, Filing Date: April 2, 1991, Patent No. D315,892;
Expires: April 2, 2005. The loss of said patent, at the time of its expiration, would not have a significant impact on the business of the Company.

The Company has granted to Pinacle Clothiers in Seattle a license to produce the Tollycraft Clothing Line in return for a five percent royalty.

Tollycraft meets environmental and safety regulations through a regular program of inspections. All hazardous material is removed from the facility on a regular basis with the appropriate documentation. Continuing efforts are being made to reduce the use of potentially hazardous or unsafe materials.
The Company is not aware of any material capital expenditures required to be in compliance with the laws for the protection of the environment. The manufacturing facility is also regularly inspected by the Washington State Department of Ecology at their discretion.

Plant capacity usage and the number of employees varies during the year. During 1996, the highest number of employees working at one time was approximately 180. Employment varies with a limitation currently caused by a lack of working capital.

Item 2.  Description of Property.

In 1996 the Company leased manufacturing and office space in an industrial park in Kelso, Washington. The plant facilities consists of two buildings totaling 180,000 square feet. The smaller 40,000 square foot building houses the fiberglass fabrication operations and is equipped with overhead cranes to facilitate movement of completed fiberglass components. The larger building of 140,000 square feet houses several subassembly areas, the final assembly lines, raw material and parts inventory storage, and administrative offices. Each subassembly area is equipped with overhead cranes, compressed air and electrical systems. Plant layout includes deck level work areas and production line capability which supports efficient production methods. The larger building was recently renovated and modernized. At the end of 1996, the Company was behind in rental payments to the landlord.

Item 3.  Legal Proceedings.

Kenneth N. Findley and Island Dreamer, Inc. v. Tollycraft Yacht Corporation 125th Judicial District, Harris County, Texas
Original File Date: 1995
Claim for breach of express and implied warranties resulting from water damage caused by plugged drains and associated loss of market value. Default judgment set aside. Amended petition relief sought in the amount of $100,000 plus three times actual damages and legal costs.. Set for trial on May 25, 1998.

Larry and Vicki Castello v. Searock, Inc., d/b/a The Allied Marine Group, Tollycraft Yachts, and D.R. Cooley, individually.
17th Judicial Circuit Court, Broward County, Florida
Original File Date : October 11, 1996
Claim for treble damages in excess of $2,700,000 plus attorney fees and costs for failure to deliver a 57 foot yacht as scheduled. Answers by all Defendants have been filed and motions to dismiss have been filed and heard. No decision has been rendered on the Defendants Motion to Dismiss.

Estate of Nora Folkenflik v. Tollycraft Yacht Corporation
King County, Washington Superior Court,
Original File Date: January 13, 1997
Alleged wrongful death suit relating to liquor liability as a result of an individual's auto accident after attending an open house co-sponsored by Tollycraft. Relief sought to be determined by the court.

Item 4.  Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders was held on December 9, 1996. The information about the matters submitted to voting security holders at that meeting are incorporated by reference to the Company's Schedule 14C Definitive Information Statement filed on November 18, 1997, Form 8-K filed on February 7, 1997, and Form 8-K/A filed on February 20, 1997.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock has been traded in the over-the-counter market since 1993. It is currently listed on the NASDAQ Bulletin Board under the symbol TLLR.

The following table sets forth the high and low bid prices for the Company's common stock as reported by NASDAQ during the past two years and current year. The prices reflect interdealer quotations, without retail markup, mark-down or commissions and may not represent actual transactions.

On December 9, 1996, the Company's security holders approved a 25 for 1 reverse stock split. The amounts in the table set forth below have been restated for comparative purposes to reflect the associated change in value caused by the reverse split.

                    Low      High
                    Bid      Bid
1994
March 31            3 1/8    6 1/4
June 30             6 1/4    6 1/4
September 30        3 1/8    6 1/4
December 31         1 9/16   6 1/4

1995
March 31            1 9/16   1 9/16
June 30             1 9/16   9 3/8
September 30        6 1/4    9 3/8
December 31         6 1/4    9 3/8

1996
March 31            9 3/8    11
June 30             6        11
September 30        6        11
December 31         6        11

As of December 31, 1996, the closing bid price of the Company's common shares was $ 11.00. As of December 31, 1996, there were 290 holders of record of the Company's shares.

No dividends have been declared with respect to the Company's common shares since inception. The Company is not likely to pay any dividends in the foreseeable future. The Company intends to reinvest any earnings in its operations.

During the quarter ended December 31, 1996, the Company sold 7,950 Units in a private offering to accredited investors in accordance with Rule 505 promulgated under the Securities Act. Each Unit was priced at $5.00 with selling agent/finders fees of $.50 deducted therefrom. Each Unit consists of one common share, one "C" warrant exercisable until March 5, 1998 for one common share at $6.00 and one "D" warrant exercisable until March 5, 1999 for one common share at $8.00. The proceeds were used for general working capital.

Item 6. Management's Discussion and Analysis or Plan of Operation.

At the end of 1996, Tollycraft Yacht Corporation was operating at limited capacity as a result of insufficient working capital and ongoing financial difficulties. The management group has identified specific goals for the next 12 to 24 month period including:

     Obtain additional debt or equity financing to continue operations Maintain customer and dealer relationships
     Shape maximum customer confidence
     Invest in updating and redesigning the current product line
     Complete development of a new series of yachts
     Expand the dealer network

Significant expenses have been incurred to date to implement these goals. In order for the Company to meet its cash requirements and continue operating, the Company must achieve profitable operations and/or obtain additional debt or equity financing.

Tollycraft Yacht Corporation management is continuing efforts to raise funds in order to proceed with its business plan. The Company is considering various alternatives to improve its financial position, meet ongoing trade obligations, pay delinquent tax balances, and fund capital expenditure requirements. Alternatives being considered include converting current debt to equity through the issuance of common shares, the sale of common shares to raise working capital, and additional debt financing. The Company has engaged the services of professional advisors to perform these investment activities.

Chairman and Chief Executive Officer Peter Hobbs announced the organization of the Capital Formation Committee with the priority goal of generating new capital funding for the Company. Mr. Hobbs will be assisted by President and Chief Operating Officer D.R. Cooley and additional individuals from business and international investment banking communities.

Results of Operations:

The Company has reduced manufacturing operations during the first six months of the year. The reduction can be attributed to unprofitable operations and the resulting lack of working capital to finance ongoing manufacturing operations at a reasonable capacity throughout the year. In July, manufacturing employees and non-essential support staff were laid off and manufacturing was discontinued until December. At year-end a limited number of employees were constructing one 48' Classic Motor Yacht scheduled for delivery in January 1997.

During the year ended December 31, 1996, the Company incurred a net loss of $(11,633,426) which included excess plant capacity charges of $1,755,861 and a one time charge of $6,727,893 for the purchase of Tollycraft Acquisition Corporation. Exclusive of the purchase costs the net loss would be $(4,905,533). For the year ended December 31, 1995, the net loss was $(3,660,332). The Company also incurred a negative cash flow from operations of $(1,312,053) for 1996. This compares to a negative cash flow from operations of $(2,275,500) for the year ended December 31, 1995.

Deeper operating losses are a reflection of the Company's inadequate gross margin and the suspension of manufacturing operations at the beginning of the third quarter. Gross Margins were -$577,691 or -14.5% of net sales for 1996 and -$1,428,320 or -11.7% of net sales for 1995. The Company's efforts to modernize the yacht interiors with more luxurious appointments while honoring previous price commitments contributed to the negative gross margin. There was a small amount of manufacturing activity prior to the end of the year. The majority of the manufacturing expenses incurred during the third and fourth quarters were fixed costs relating to plant overhead expenses and some wages for essential personnel. These costs have been identified as "Excess plant capacity" on the Statement of Operations.

Management has emphasized the following areas to improve the operations of the
Company:
Increase basic pricing on each yacht to improve gross margins and reflect the improved product being manufactured.
Redefine manufacturing processes to produce yachts more efficiently and with greater profit margins.
Select new materials to continue upgrading the quality of each yacht while emphasizing production efficiency.
Implement a labor tracking information system to monitor and reduce direct labor costs.
Design a new line of yachts to augment the current models offered. The new yachts will utilize updated manufacturing techniques and have greater profit margins.
Develop relationships with dealers that are able to provide their own inventory financing.
Increase the dealer network to increase sales volume and reach economies of scale.

Financial Condition:

The Company's internally generated cash flow has not been sufficient to finance its operations. The cumulative losses of the Company continue to be financed through current liabilities. Current liabilities of $13,970,428 exceed current assets of $2,196,738 resulting in a current ratio of .157 at December 31, 1996. The current ratio at December 31, 1995 was .232. Current liabilities include a revolving credit amount of $3,000,000 from a marine engine supplier to assist financing of work-in-process inventories and other working capital loans from finance companies. The remaining current liabilities are trade payables, advance deposits from customers, accrued payroll and related expenses, and undeposited payroll taxes and penalties.

The Company has not been able to make timely payments to its landlord, trade suppliers, material vendors, and various taxing authorities. Deferred payment terms are being negotiated with the taxing authorities. During the short periods of production trade vendors and material suppliers have provided the Company with its raw material needs on a COD basis. The Company does not expect any difficulties in obtaining raw materials once financing is obtained and production returns to a regular level.

Long-term debt of $1,474,890 (including current maturities) are mainly obligations assumed in exchange for plant machinery and equipment as well as molds and tooling necessary to manufacture the current line of yachts. Management believes the book value of these assets is understated when considering replacement cost values and the potential earnings capability of the tooling.

There were no capital expenditures during the third and fourth quarters of 1996. In prior quarters approximately $310,000 was invested in the construction of molds and tooling for a new 48' pilothouse motor yacht. This new yacht design is planned to improve manufacturing processes and contribute a larger gross margin to the product mix.

Funds for the capital expenditures and financing of the negative cash flows were provided by a corresponding increase in current liabilities. In order to establish the Company as a viable competitor in the industry, management has established an aggressive time schedule to upgrade existing molds and tooling and manufacture additional molds and tooling for the newly designed line of yachts. Total capital expenditures necessary for completion of the product line upgrade and expansion is approximately $2,650,000. The Company is dependent on external sources of funding to complete the plan.

In order to begin production at regular capacity the Company is in need of additional capital to build production tooling, finance inventory and provide working capital. The Company is dependent on external sources of liquidity until projected levels of production and improvements in direct costs and production efficiencies are achieved which will return the Company to profitability and a positive cash flow. A material commitment for capital expenditures and working capital is necessary to meet the projected sales and production goals. The expected source for a majority of the funds is from private placement investment offerings and a future public stock offering. There can be no assurance that the anticipated aforementioned improvements in operations can be achieved or additional financing or equity capital may be obtained by the Company on acceptable terms.

During the third quarter of 1996 union employees accepted a contract effective through June of 1998. After several weeks of negotiations, the members passed a contract calling for:
     Average wage reductions of 20%
     Elimination of certain holiday
     Reduction of vacation benefits
     Employee contributions to medical plans
     A reduction of union work categories
The concessions are expected to result in direct labor savings of approximately 23%.

Item 7.  Financial Statements.


Independent Auditor's Report

October 2, 1997

To the Stockholders
Tollycraft Yacht Corporation
Kelso, Washington

We have audited the accompanying balance sheet of Tollycraft Yacht Corporation, as of December 31, 1996 and the related statement of operations, stockholders' equity (deficit), and cash flows for the period then ended. These financial statements are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company's work-in-process inventory is priced on the basis of direct material costs estimated by management rather than invoices or other documentation of actual costs incurred. The Company's accounting records did not permit us to extend our auditing procedures sufficiently to satisfy ourselves about inventory costs, stated at $1,867,999 in the accompanying balance sheet.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the accounting records been adequate for us to satisfy ourselves about the inventory recorded in the financial statements, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Tollycraft Yacht Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Company changed its method of accounting for contracts from the percentage-of-completion method to recognizing revenues when completed yachts are shipped.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has a net loss for the year, a working capital deficit, and a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Isler & Co., L.L.C.
Portland, Oregon


TOLLYCRAFT YACHT CORPORATION

Balance Sheet

December 31, 1996

ASSETS
Current assets:

  Cash                                            $          677
  Accounts receivable                                     32,000
  Raw material inventories                               288,313
  Work-in-process inventory                            1,867,999
  Prepaid expenses                                         7,749
    Total current assets                               2,196,738

Equipment, net                                         2,731,394

Other assets                                             274,594


    Total assets                                  $    5,202,726


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Checks issued in excess of bank deposits        $       22,569
  Notes payable                                        7,195,747
  Accounts payable                                     1,404,075
  Accrued payroll and payroll related liabilities      2,077,250
  Other accrued liabilities                            1,652,186
  Customer deposits                                      678,000
Long-term debt, due within one year                      940,601
     Total current liabilities                        13,970,428

Net deferred tax liabilities                             124,184

Long-term debt                                           534,289

Stockholders' equity (deficit):

  Common stock, par value, 50,000,000 shares
    authorized, 1999,957 shares issued and
    outstanding                                        2,829,703
  Retained deficit                                   (12,255,878)

    Total stockholders' equity (deficit)              (9,426,175)

    Total liabilities and stockholders
        equity (deficit)	                         $    5,202,726

See accompanying notes to financial statements.


TOLLYCRAFT YACHT CORPORATION

Statement of Operations

Year Ended December 31, 1996


Net sales                                        $     3,993,517

Cost of sales                                          4,571,208

Gross margin                                            (577,691)

Excess plant capacity                                  1,755,861

Selling expenses                                         559,317

General and administrative expenses                    1,001,232

Nonrecurring excess costs over net
  assets acquired  (Note 3)                            6,727,893

                                                     (10,621,994)

Other income (expenses)

  Interest, net                                         (950,081)
  Gain on sale of assets                                  11,290
  Other                                                    5,080
                                                        (933,711)

Loss before provision for income taxes               (11,555,705)

Provision for income taxes - deferred                     77,721
Net loss							                                  $   (11,633,426)

Net loss per share                               $         (5.72)

See accompanying notes to financial statements.


TOLLYCRAFT YACHT CORPORATION

Statement of Stockholder's Equity (Deficit)

Year Ended December 31, 1996

                                                        Total
                     Common Stock        Retained    stockholders
                   Shares    Amount     (deficit)      equity

Balance,
December 31, 1995  6,107,061 $  635,110 $   (630,445) $     4,665

Stock issued      43,891,864 $2,194,593           -     2,194,593

Effect of
1 for 25
stock split      (47,998,968)         -           -             -

Effect of
accounting change          -          -        7,993         7,993

Net loss                                 (11,633,426)  (11,633,426)

Balance,
December 31, 96   1,999,957 $ 2,829,703 $(12,255,878) $ (9,426,175)

See accompanying notes to financial statements.


TOLLYCRAFT YACHT CORPORATION

Statement of Cash Flows

Year Ended December 31, 1996

Cash flows from operating activities:

	Net loss                                               $   (11,633,426)
	Adjustments to reconcile net loss to net
		cash used in operating activities:
			Depreciation and amortization                                374,515
			Gain on sale of assets                                       (11,290)
			Nonrecurring excess costs over net
	  		assets acquired                                          6,727,893
			Change in assets and liabilities, net of effects
      from purchase of Tollycraft Acquisition Corporation:
					Accounts receivable                                         (3,224)
					Inventories                                                161,687
					Prepaid expenses                                           231,774
					Work-in-process inventory                                 (416,337)
					Checks issued in excess of deposits                         22,569
					Accounts payable and accrued liabilities                 2,478,065
					Deposits                                                   678,000
			Deferred income tax                                           77,721
                                                             (1,312,053)
Cash flows from investing activities:
	Proceeds from sale of assets                                    14,305
	Purchase of equipment                                         (309,533)
	Payment for purchase of Tollycraft
   Acquisition Corporation, net of cash
      acquired                                                   19,879
                                                               (275,349)
Cash flow from financing activities:
	Proceeds from notes payable                                  3,360,044
	Repayment of notes payable                                  (1,815,569)
	Repayment of long-term debt                                     43,460
                                                              1,587,935

Net increase in cash                                                533
Cash, December 31, 1995                                             144
Cash, December 31, 1996                                 $           677


Supplemental disclosure of cash flow information:
	Cash paid during the year for interest                 $       342,674

Supplemental disclosure of noncash financing
activities:
	Issuance of notes payable for professional
    services received                                   $       228,000
	Common stock issued for Tollycraft
    Acquisition Corporation                             $     2,194,593

See accompanying notes to financial statements.

TOLLYCRAFT YACHT CORPORATION

Notes to Financial Statements

December 31, 1996

Note 1 - Summary of significant accounting policies

Nature of business

Tollycraft Yacht Corporation, "the Company", is engaged in the manufacture and distribution of luxury motor yachts.

Concentrations of cash

The Company maintains cash deposits in bank accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories

Inventories are valued at the lower of average cost or market.

Equipment

Equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives of the assets. Additions and improvements, including jigs, patterns and molds, are capitalized. The estimated useful lives of the assets are as follows:

                                                    Years
Manufacturing equipment                              5-7
Office furniture and equipment                       5-7
Molds and patterns                                   10

Revenue recognition

With effect from the beginning of 1996, the Company discontinued its method of accounting for contracts using the percentage-of-completion method. The Company now recognizes revenue upon the completion, shipment, and title transfer of each yacht. The Company believes, in view of the uncertainty involved in long-term contracts, that this is a more prudent method. The Company also believes this method is more in conformity with industry practices. The effect of this change for 1996 is $7,993.

Accordingly, revenue and costs of individual yachts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charges to operations in the period such losses are determined. The aggregate of costs of uncompleted yachts in process is shown as a current asset, and the aggregate of billings on uncompleted yachts in process is shown as a current liability.

Estimated warranties

The Company records a warranty accrual at the time of sale for estimated claims, based on actual claims experience. There is a general one year parts and labor warranty to the original owner for defects in material and workmanship. In addition, there is a 15 year transferable limited warranty for structural defects in all Tollycraft built hulls, deck bridges, stringers and bulkheads.

Pension and profit sharing plans

Union employees of the Company participate in a pension plan which qualifies under Section 401(k) if the Internal Revenue Code. The Company is required by the union contract to make annual contributions of $.05 per labor hour. There was no contribution made to the plan for the year ended December 31, 1996.
Non-union employees of the Company also participate in a pension plan which qualifies under Section 401(k) of the Internal Revenue Code.
 The Company is not required and has not made any contributions to the non-union plan.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.
 The weighted average number of common shares outstanding was 2,033,290 for the year ended December 31, 1996.

Income Taxes

Income taxes are accounted for and reported using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities. The classification of the resulting deferred tax assets and liabilities is based upon the classification of the related balance sheet asset or liability.
Deferred tax assets result principally from the Company's differences for recording warranty reserves for financial statement purposes. Deferred tax liabilities result principally from the use of accelerated depreciation for tax purposes.

Significant risks and uncertainties

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Management of the Company has estimated the reserves for warranty expenses, costs of work-in-process inventory and federal tax penalties on unpaid payroll taxes. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from the estimated amounts.

Collective bargaining arrangements

Substantially all of the Company's non-management employees are covered by a collective bargaining agreement. If the Company and the production workers are unable to agree on a new contract prior to expiration of the current contract, a work stoppage may occur that could adversely affect results of operations.

Advertising costs

The Company expenses the cost of advertising as it is incurred.
The amount charges to selling expense for 1996 is $103,222.

Note 2 - Continued operations

During the year ended December 31, 1996, the Company incurred a net loss of $11,633,426, which included a one time charge of $6,727,893 for the cost of the acquisition of Tollycraft Acquisition Corporation (discussed further in Note 3). As of that date, the Company's current liabilities exceeded its current assets by $11,773,690 and its total liabilities exceeded its total assets by $9,426,175. The Company incurred layoffs and shut downs throughout most of the year. These factors, among others, indicate that the Company may be unable to continue its operations without the procurement of alternative financing and ultimately the successful marketing of the Company's products. As discussed further in Note 12, the Company is in the process of raising additional equity capital. A portion of the equity capital will be used to enhance working capital, gain operating efficiencies, and expand the Company's product lines.
The accompanying financial statements have been prepared on a basis of a going concern, which contemplates the realization of assets through continuing operations. No adjustments have been made to reflect potentially lower realizable values of assets should the Company be unable to continue its operations as the outcome of the above matters is not currently determinable.

Note 3 - Business combination

On January 1, 1996, the Company acquired the assets of Tollycraft
Acquisition Corporation in a business combination accounted for as a purchase.
 100% of the voting shares in Tollycraft Acquisition Corporation were acquired. The Company changed its name from Child Guard Corporation as of that date to Tollycraft Yacht Corporation. The Company assumed liabilities in connection with the purchase aggregating $9,338,932. The results of operations of Tollycraft Acquisition Corporation is included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition was $2,194,593 which exceeded the fair value of the net assets of Tollycraft Acquisition Corporation by $6,727,893. The excess was written off during the year.

Cash required, net of cash acquired, for the purchase of Tollycraft Acquisition Corporation was as follows:

Fair value of net assets acquired:
    Accounts receivable                                 $     28,776
    Raw material inventories                                 450,000
    Equipment                                              2,796,377
    Prepaid expenses                                          52,367
    Deferred tax assets                                       14,564
    Work-in-process inventory                              1,443,669
    Liabilities assumed                                   (9,338,932)
    Excess cost over net assets acquired                   6,727,893
                                                           2,174,714
    Value of common stock issued                           2,194,593
    Net of cash acquired                                $     19,879


The following summarized proforma information represents Tollycraft Acquisition Corporation's financial position, earnings and cash flows for the year ended December 31, 1995:

ASSETS
Current assets:

  Cash                                                 $        19,879
  Accounts receivable                                           28,775
  Raw material inventories                                     450,000
  Work-in-process inventory                                  1,500,426
  Prepaid expenses                                              52,367
    Total current assets                                     2,051,447
Equipment, net                                               2,796,377
    Total assets                                       $     4,847,824


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Notes payable                                              5,651,273
  Accounts payable                                             768,167
  Accrued payroll and payroll related liabilities            1,016,802
  Other accrued liabilities                                    866,982
  Customer deposits                                            155,000
Long-term debt, due within one year                            400,597
Total current liabilities                                    8,858,821
Net deferred tax liabilities                                    46,463
Long-term debt                                                 574,083

Stockholders' equity (deficit):
  Common stock, par value, 50,000,000 shares
  authorized, 1999,957 shares issued and
  outstanding                                                  786,157
  Additional paid-in-capital                                   160,000
  Retained deficit                                          (5,577,700)
    Total stockholders' equity (deficit)                    (4,631,543)
      Total liabilities and
      stockholders equity (deficit)	                   $     4,847,824

OPERATIONS

Net sales                                              $    12,176,166
Cost of sales                                               13,604,486
Gross margin                                                (1,428,320)
Selling expenses                                               697,902
General and administrative expenses                          1,287,961
                                                            (3,414,183)
Other income (expenses)
  Interest, net                                               (674,246)
  Gain on sale of assets                                         7,700
  Other                                                        466,860
                                                              (199,866)

Loss before provision for income taxes                      (3,613,869)
Provision for income taxes - deferred                           46,463
Net loss                                               $    (3,660,332)

Net loss per share                                            $  (3.66)


CASH FLOWS

Cash flows from operating activities:
	Net loss                                              $    (3,660,332)
	Adjustments to reconcile net loss to net
	cash used in operating activities:
		Depreciation and amortization                                426,145
		Change in assets and liabilities
			Accounts receivable                                         (24,776)
			Raw material inventories                                    (22,358)
			Prepaid expenses                                            (52,367)
			Work-in-process inventory                                  (383,060)
			Deposits                                                    155,000
			Accounts payable and accrued liabilities                  1,239,785
	Deferred income tax                                            44,463
                                                            (2,275,500)
Cash flows from investing activities:
	Purchase of equipment                                        (311,958)

Cash flow from financing activities:
	Proceeds from notes payable                                 6,937,377
	Repayment of notes payable                                 (3,926,218)
	Proceeds from long-term debt                                   48,631
	Repayment of long-term debt                                  (711,501)
                                                             2,348,289

Net increase in cash                                          (239,169)
Cash, December 31, 1994                                        259,048
Cash, December 31, 1995                                $        19,879

Supplemental disclosure of cash flow information:
	Cash paid during the year for interest                $       571,881


Note 4 - Equipment and leasehold improvements

		Equipment consisted of the following:
	Manufacturing equipment				                           $     413,072
	Office furniture and equipment		                             35,344
	Molds and patterns				                                    3,161,326
                                               								    3,609,742
	Less accumulated depreciation                      			     (878,348)
                                                							$   2,731,394

         		Depreciation expense was $374,515 for the year.

Note 5 - Other accrued liabilities

		Other accrued liabilities consisted of the following:

	Property taxes		                                   			$     34,212
	Estimated liabilities for warranties	                      116,844
	Interest	                                        					     339,032
	Excise taxes					                                           48,671
	Vacation payable					                                      160,679
	Workers compensation			                                    538,811
	Other						                                          	$    413,937
						                                               		$  1,652,186

Note 6 - Notes payable

The Company has available a $3,000,000 line-of-credit with Caterpillar Financial Services Corporation for the manufacture of yachts. Under the terms of the agreement, borrowings are limited to 75% of the dealer net price of each particular yacht, and are advanced 1/3 upon commencement of hull lamination, 1/3 upon commencement of assembly and 1/3 upon completion of engine installation. Interest on borrowings are payable monthly at a variable rate (which was 10.25% per annum at December 31, 1996). Borrowings are collateralized by substantially all assets. Outstanding borrowings as of December 31, 1996 were $3,000,000.
The Company is also required to maintain a minimum level of stockholders' equity and a ratio of total liabilities to stockholders' equity.
 At December 31, 1996, the Company was in violation of these minimum requirements.
The Company also has a line-of credit with Vera Corporation for working capital purposes. Interest on borrowings are payable at a rate of 12% per annum. Borrowings are collateralized by substantially all assets.
Outstanding borrowings at December 31, 1996 were $3,055,317.
The Company also has a line-of-credit with Commercial Factors of Portland, Inc. for working capital purposes. Interest on borrowings are payable monthly at a variable rate (which was 13.6% per annum at December 31, 1996). Borrowings are collateralized by substantially all assets.
Outstanding  borrowings at December 31, 1996 were $133,969.
The Company also has a line-of-credit with California Factors & Finance for working capital purposes. Interest on borrowings are payable monthly at a rate of 12% per annum. Borrowings are collateralized by substantially all assets. Outstanding borrowings at December 31, 1996 were $278,461.
The Company issued notes payable in exchange for services received during the year totaling $228,000. The Company intends to convert these notes payable into common stock during 1997.
The Company issued notes payable of $500,000 to Voyager Select IPO Fund during the year. The notes are collateralized by certain assets of the Company and bear interest at 24% per annum. The principal and accrues interest are due on April 6, 1997. These notes may be converted into common stock of the Company at a conversion price equal to 50% of the closing bid price of the common stock on the conversion date.

Note 7 - Long-term debt
Long-term debt at December 31, 1996, consisted of the following:

Non-interest bearing note payable to supplier, due
June 1996, secured by inventories                        $      19,090

8% note payable to the Internal Revenue Service,
payable in semi-annual installments of $70,646,
including interest, due July 1996                              314,503

10% Debentures payable, interest payable in semi-
annual payments for 4 years.  The debentures are
convertible to common stock of the Company at a rate
of $.75 per share                                               17,000

8% note payable to the Washington State Labor and
Industries Division, payable in semi-annual payments
of $2,219 including interest, due July 1996                      9,878

8% note payable to Transamerica, payable in monthly
installments of $3,500 including interest, due July
1996, secured by personal property, inventories and
accounts receivable                                             50,000

Notes payable to individuals, due at various times
during 1997, bearing variable interest rate (Wall
Street prime plus 1%). The notes are convertible to
one restricted common share of the Company, one "A"
warrant to purchase one common share exercisable until
January. 15, 1997 at $4 per share and one "B" warrant
to purchase one common share exercisable until January
15, 1998 at $6 per share.  The rate of conversion
equals 50% of the average public bid price of the
Company's common stock for the 10 days preceding the
call conversion.                                               439,750

Non-interest bearing note payable to supplier, payable
in monthly installments of $1,032, due June 1999,
secured by inventories                                          50,884

8% note payable to Cowlitz County, payable in monthly
installments of $160 including interest, due June 1999
secured by personal property                                     7,874

Non-interest bearing notes payable to suppliers, due
July 1999, 	discounted at an interest rate of 8%               426,236

Non-interest bearing unsecured notes payable to
vendor, due July 1999, discounted at an interest rate
of 8%                                                           88,469

Non-interest bearing unsecured note payable at an
interest rate of 8%                                             51,206

                                                             1,474,890
Less amount due within one year                               (940,601)

                                                         $     534,289


Following are maturities of long-term debt for each of the years ending subsequent to December 31, 1997.

		Years ending May 31:
		1998                        $     59,091
		1999                             445,836
		2000                              29,362
                              $    534,289

Note 8 - Major customers

The Company distributes its yachts through a select group of dealers nationwide. Sales to the three largest dealers represented 57%, 24% and 11% of sales for the year ended December 31, 1996.


Note 9 - Provision for income taxes

Net deferred tax liabilities as of December 31, 1996 consisted of the following:

	Deferred tax asset:
		Net operating loss carryover	                     $  5,635,699
		Other	                                        				       7,928
                                             							   5,643,627
	Deferred tax liability:
		Depreciation			                                       (127,121)
		Other					                                              (4,991)
							                                                 (132,112)
	Valuation allowance for
	  deferred tax asset			                              (5,635,699)

	Net deferred tax liability		                       $   (124,184)

As of December 31, 1996, the Company had net operating loss carryovers of approximately $16,575,586 available to offset future federal taxable income, if any. In the event of ownership changes aggregating fifty percent or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. Tax loss carryovers of $3,083,000, if not utilized against taxable income, will expire in the year 2010, $1,989,819 will expire in 2011 and $11,502,767 will expire in 2012.

Note 10 - Common stock

	Shares outstanding
During November 1996, the Company issued 5,000,000 (pre-split) share of its common stock to Gemini Financial Services, Ltd. In exchange for participation in the Gemini Capital Fund. The transaction was rescinded in December 1996 by both parties. Gemini Financial Services, Ltd. Still has possession of the stock certificates. The Company did not record this transaction on its books and is not reflected in these financial statements.

Stock options
On January 11, 1996, the Company granted to an officer of the Company an option to purchase 120,000 shares of common stock at $9.25 per share, exercisable over a period of two years beginning on that date that the line-of-credit from Vera Corporation is fully paid and no longer outstanding.
Also on January 11, 1996, the Company granted to an officer of the Company an option to purchase 40,000 shares of common stock as follows: up to 10,000 shares at $9.25 per share on or before December 31, 1996; any unexercised shares from above and up to 10,000 additional; shares at $12.50 per share on or before December 31, 1997; any unexercised shares from above and up to 10,000 additional shares at 50% of bid price on date exercised on or before December 31, 1998; any unexercised shares from above and up to 10,000 additional shares at 50% of bid price on date exercised on or before December 31, 1999.
On June 26, 1996, the Company granted to key persons options to purchase a combined total of 3,800 shares of common stock at 50% of market value on the date exercised, exercisable over a period of two years.
On December 9, 1996, the Company approved an employee stock option plan. The plan provides for the granting of 600,000 shares of common stock to key employees.

Stock split
On December 9, 1996, the Board of Directors authorized a 1-for-25 stock split, thereby decreasing the number of issued and outstanding shares to 1,999,957. The outstanding stock options listed above have been adjusted to account for this stock split.

Note 11 - Subsequent events

Tollycraft Yacht Corporation has issued and is currently offering in a private placement $3,000,000 of promissory notes convertible into common stock. Additionally, the Company has signed a Letter of Intent with a financing consultant to provide investment banking and advisory services in connection with a Secondary Offering of $9,000,000 of common stock.
On January 28, 1997, the Company reserved for issuance up to 500,000 shares of common stock for up to $2,000,000 cash in a Regulation S transaction. The purchase price would be $4 per share. During August 1997, $250,000 was received relating to this reservation.
On February 13, 1997, the Company authorized the call of its Convertible Promissory Notes for conversion as their terms so allow. Each note is convertible into one common share of the Company, one "A" warrant to purchase one common share until January 15, 1997 at $4 per share and one "B" warrant to purchase one common share until January 15, 1998 at $6 per share.
On February 28, 1997, the Company extended the exercise period for the warrants issuable pursuant to the conversion of certain promissory notes. The "A" warrant is extended to January 15, 1998 and the "B" warrant is extended to January 15, 1999.
Also on February 28, 1997, the Company authorized the issuance of up to $3,000,000 of securities designated as 600,000 units at $5 per unit. Each unit shall consist of one common share, one "C" warrant exercisable until March 5, 1998 to purchase one common share at $6 per share, and one "D" warrant exercisable until March 15, 1999 to purchase one common share at $8 per share.
Also on February 28, 1997, the Company entered into a retainer agreement relating to legal services for securities matters with compensation at a rate of $6,000 per month, payable as follows: (a) in S-8 registered common shares, if available, valued at the lowest bid price during the month payable, or, (b) if S-8 is unavailable, in restricted stock at 50% of the lowest bid price during the month payable.
Also on February 28, 1997, the Company issued 10,000 common shares registerable under S-8 in cancellation of an existing debt of 40,000 pre-split common shares owed for services rendered.
Also on February 28, 1997, the Company granted stock options to purchase 315,000 shares of common stock to key persons pursuant to the 1996 Employee Stock Option Plan. The options are exercisable at $6 per share over the next five years.
On March 20, 1997, the Company granted stock options pursuant to the 1996 Employee Stock Option Plan to key persons for the purchase of 45,000 common shares at $6 per share, exercisable over six months.
Subsequent to year end, the Company borrowed approximately $28,000 from key persons and is payable on demand.
Also subsequent to year end, the Company received $97,000 from the issuance of convertible promissory notes.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None
                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Peter D. Hobbs         52          Chairman, Chief Executive Officer,
                                   Secretary, Director

D.R. Cooley            42          President, Chief Operating Officer
                                   Chief Financial Officer, Director

Peter Hobbs: Involved in investment banking and capital raising since 1972. Worked for several overseas companies actively involved in raising capital for both domestic and overseas entities. One of these companies presently controls the majority of voting stock of Tollycraft.

D.R. Cooley: Held positions in business and finance with responsibility in investment banking, financing, and management of closely held businesses since 1977. Experienced in manufacturing entities, management buyouts, and turn around activities.

Compliance with 16(a) of the Exchange Act. Federal securities laws require the Company's directors, certain of its officers, and persons owning beneficially more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. The Company is required to disclose any failure of persons, who at any time during the fiscal year, were directors, officers required to report, or more than ten percent (10%) beneficial owners, to file timely those reports during the fiscal year. The Company undertakes the responsibility to file all required reports on behalf of its directors and officers. To the Company's knowledge, based solely upon information furnished to the Company by its directors and certain of its officers, during the fiscal year ended December 31, 19196, all of the Company's directors, officers required to report, and greater than ten percent (10%) beneficial owners made all such filings on a timely basis, except for the following: Peter Hobbs, D.R. Cooley, Kramfors Limited.

Item 10.  Executive Compensation.

                        SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                        -------------------------------------------------

                           Annual Compensation                    Awards            Payouts
                   --------------------------------------------------------------------------------------
(a)                (b)     (c)          (d)         (e)         (f)          (g)           (h)        (i)

Other                         Securities
Name                                                 Annual     Restricted   Under-                   All Other
and                                                  Compen-       Stock     lying           LTIP      Compen-
Principal                                            sation      Award(s)    Options/      Payouts     sation
Position           Year     Salary ($)   Bonus ($)     ($)          ($)      SARs (#)        ($)         ($)

Peter D. Hobbs     1996   ...
Chairman, Chief    1995   ...
Executive Officer
Secretary

D.R. Cooley        1996   $96,000      $0                                    $120,000      $40,000
President,         1995   $96,000      $0
Chief Executive
Officer, Chief
Financial Officer


1996 Option Grants. The following table shows information regarding grants of stock options in 1996 to the executive officers named in the Summary Compensation Table.

                          Individual Grants

(a)	            (b)	           (c)	           (d)	           (e)
                Number of        % of Total
                Securities       Options/SARs
                Underlying       Granted to      Exercise
                Options/SARs     Employees       or Base      Expiration
Name            Granted (#)	   In Fiscal Year	 Price ($/Sh)   Date

Peter D. Hobbs  ...

D.R. Cooley	    120,000	       50%	            $9.25/Share	   variable (1)
               	 40,000	       50%	            $9.25/Share	   12/31/99 (2)

Footnotes
(1) Stock Option Agreement, adjusted for reverse split, expires 24 months after the debt owed by the Company to Vera Corporation is fully paid and no longer outstanding or is bargained, sold, assigned, transferred or conveyed to a third party, and written notice from the Company of such payoff or transfer is given to the Optionee.
(2) Incentive Stock Option Agreement, adjusted for reverse split, exercisable as follows: (1.1) Up to 10,000 shares at $9.25 per share, which is the fair value at the time this option is granted, on or before 12/31/96; (1.2) Any unexercised shares issuable pursuant to Section 1.1 herein and up to 10,000 additional shares, all at $12.50 per share on or before 12/31/97; (1.3) Any unexercised shares issuable pursuant to Sections 1.1 and 1.2 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/98; (1.4) Any unexercised shares issuable pursuant to Sections 1.1, 1.2, and 1.3 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/99.

The following table illustrates stock option and SARs exercised by the named executive officers during 1996 and the aggregate amounts realized by e4ach such officer. In addition, the table shows the aggregate number of unexercised options and SARs that were exercisable and unexercisable as of December 31, 1996, and the values of "in-the-money" stock options and SARs on December 31, 1996, which represent the positive difference between the market price of the Company's Common Stock and the exercise price of such options/SARs.

There were no option/SAR exercises in last fiscal year and FY-End Option/SAR Values are $0 since the options are not "in-the-money".

There was no compensation paid in 1996 for services as a director of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the only entities known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company.

Name and                Amount and
Address of              Nature of
Beneficial              Beneficial              Percent
Owner                   Ownership               of Class

Kramfors Limited,       1,448,431               72.42%
2 Ice House Street,     Option to
Suite 202,              acquire,
Central Hong Kong       voting power*

*subject to a Voting Trust Agreement wherein Peter D. Hobbs is voting trustee on behalf of Kramfors Limited.

The following table sets forth the number of shares of Common Stock of the Company beneficially owned at December 31, 1996, by each director, by each of the executive officers included in the Summary Compensation Table, and by all directors and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock so owned by each such person and such group.

Name and                Amount and
Address of              Nature of
Beneficial              Beneficial              Percent
Owner                   Ownership               of Class

Peter D. Hobbs          1,448,431               72.42%
                        Voting Trustee
D.R. Cooley                     0                0%

Total                   1,448,431               72.42%


Item 12.  Certain Relationships and Related Transactions.

Peter D. Hobbs, Chairman, Secretary, Director:
Mr. Hobbs is an employee of Kramfors Limited. Kramfors Limited has identified Mr. Hobbs as the voting trustee of 72.42% of the common shares of the Company.

During 1996, Corporate Developers of America provided consulting and management services to Tollycraft Yacht Corporation. Mr. Hobbs is the Executive Director of Corporate Developers of America.

Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibit Table.

2 Plan of Acquisition, reorg. (3)

3.1 Articles of Incorporation (3)

3.2 By-Laws (3)

5 Instruments defining the rights of security holders (4)

9.1 Voting Trust Agreement (2)

9.2 Assignment of Voting Trust Agreement (5)

10.1 *1996 Employee Stock Option Plan (3)

10.2 *Consulting Agreement between Tollycraft and Kramfors Limited (5)

10.3 *Incentive Stock Option Agreement between Tollycraft and D.R. Cooley (1)

10.4 *Stock Option Agreement between Tollycraft and D.R. Cooley (1)

21 Subsidiaries of the registrant (1)

23 Consent of experts and counsel (1)

24 Power of attorney (1)

27 Financial Data Schedule (1)
____________________

(1) Filed herewith.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed electronically on October 28, 1996.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K/A as filed electronically on February 20, 1997.

(4) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB as filed electronically on July 23, 1996.

(5) Incorporated by reference to the Registrant's Quarterly Report for the period ended September 30, 1996 on Form 10-QSB as filed electronically on November 27, 1996.

*Compensatory plan or arrangement

   (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1996:

October 28, 1996     Item 1,5

                              POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby authorizes D.R. Cooley, the agent for service named in this Report, with full power to act alone, to file one or more amendments to this Report, which amendments may make such changes in this Report as such agent for service deems appropriate, and the Registrant and each such person hereby appoints such agent for service as attorney-in-fact, with full power to act alone, to execute in the name and in behalf of the Registrant and any such person, individually and in each capacity stated below, any such amendments to this Report.

                                [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TOLLYCRAFT YACHT CORPORATION  (Registrant)


By: /s/_______________________________
    Peter D. Hobbs, Chairman, Chief
    Executive Officer, Secretary


By: /s/_______________________________
    D.R. Cooley, President,
    Chief Operating Officer
    Chief Financial Officer

Date: 11-18-97


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title               Date

/s/_______________________________                           11-18-97
D.R. Cooley                           President, Chief
                                      Operating Officer,
                                      Chief Financial
                                      Officer, Director

/s/_______________________________                           11-18-97
Peter D. Hobbs                           Chairman, Chief
                                      Executive Officer,
                                      Secretary, Director