Form 10QSB
period 1997-03-31
TOLLYCRAFT YACHT CORP
filed 1997-11-19
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended March 31, 1997

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
1934 For the transition period from  . . . . to . . . .

Commission file number 0-21087

                      Tollycraft Yacht Corporation
      Exact name of small business issuer as specified in its charter)

                 Nevada                          86-0849925
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

              17 Horton Plaza, Suite 251, San Diego, CA 92101
            (Address of principal executive offices)  (Zip Code)

                             (360) 414-5910
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

The number of shares of common stock outstanding as of March 31, 1997 is 2,270,368.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Effective for the year ending December 31, 1996, the Company changed its method of accounting for the recognition of revenue. In previous years, revenue was recognized using the percentage-of-completion method which recognizes income based on the percentage of costs completed to the total estimated cost of each yacht as production progresses.

The Company now records production costs of each yacht in a work-in-process inventory account and records deposits and billings on each yacht in a liability account. Income and direct production costs are recognized on the Statement of Operations when a yacht is completed, shipped and title transferred.

The accompanying comparative financial statements for 1996 have been restated to give effect for this change and are comparable to the 1997 statements.

Tollycraft Yacht Corporation
First Quarter - 1997

Balance Sheet
                                           December 31,     March 31,
                                               1996           1997
Current Assets
   Cash                                             677          3,442
   Accounts receivable                           32,000         40,000
   Inventory - Raw materials                    288,313        293,346
   Inventory - Work-in-process                1,867,999      1,699,929
   Other current assets                           7,749        364,482
                                              2,196,738      2,401,199

Property and Equipment, net                   2,731,394      2,781,686


Other Assets                                    274,594        327,554

   Total Assets                               5,202,726      5,510,439


Current Liabilities
   Accounts payable                           1,426,644      1,288,705
   Accrued payroll & taxes                    2,077,250      2,121,447
   Notes payable                              7,195,747      7,512,176
   Other current liabilities                  1,652,186        250,189
   Customer deposits                            678,000        678,000
   Long-term debt - due within one year         940,601      1,035,101
                                             13,970,428     12,885,618

Net Deferred Tax Liabilities                    124,184        132,112

Long-term Debt                                  534,289      1,057,143


Stockholders Equity (Deficit)
   Common Stock                               2,829,703      4,344,171
   Retained earnings (deficit)              (12,255,878)   (12,908,605)
                                             (9,426,175)    (8,564,434)

Total Liabilities and Stockholders Equity     5,202,726      5,510,439

Statement of Operations

                                           Three Months
                                           Ended March 31,
                                               1996           1997

Net sales                                     2,599,761        514,955

Cost of sales                                 3,655,225        466,026

Gross Margin                                 (1,055,464)        48,929

Excess plant capacity                                 0        280,557

Selling expenses                                224,119         53,283

General and administrative expenses             319,399        120,844

Income (loss) from operations                (1,598,982)      (405,755)

Other income (expenses):
   Interest, net                               (204,564)      (246,972)
   Gain on sale of assets                             0              0
   Other                                         (3,015)             0
        Total other income (expenses)          (207,579)      (246,972)

Income (loss) before provision for income t  (1,806,561)      (652,727)

Provision for income taxes - deferred            56,736              0

Net income (loss)                            (1,863,297)      (652,727)



Statement of Cash Flows
                                           Three Months
                                           Ended March 31,
                                               1996           1997

Cash, January 1,                                 19,878            677

Cash flows from operating activities:
   Net loss                                  (1,863,297)      (652,727)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                              89,009         95,843
       Gain on sale of assets                         0              0
   Change in assets and liabilities
       Accounts receivable                            0         (8,000)
       Material inventory                             0         (5,033)
       Work-in-process inventory               (997,474)       168,070
       Other current assets                      28,937       (356,733)
       Accounts payable                         589,035       (137,939)
       Accrued payroll & taxes                  427,714         44,197
       Customer deposits                        668,000              0
       Other current liabilities                229,000     (1,394,069)
       Deferred tax liability                    51,892              0
                                               (777,184)    (2,246,391)

Cash flows from investing activities:
   Purchase of other assets                       4,844        (52,960)
   Purchases of equipment                       (39,894)      (146,135)
                                                (35,050)      (199,095)

Cash flows from financing activities:
   Proceeds from notes payable                1,409,501        316,429
   Repayment of notes payable                  (915,569)             0
   Proceeds from long-term debt                 392,595        617,354
   Repayment of long-term debt                  (10,000)             0
   Issuance of common stock                           0      1,514,468
                                                876,527      2,448,251

Net increase (decrease) in cash                  64,293          2,765

Cash, March 31                                   84,171          3,442

TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Three Months Ended March 31, 1997

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by Tollycraft Yacht Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared using generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The financial information presented herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results for the interim periods presented. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosure of accounting information. Future events could alter such estimates.

Note 2 - Summary of Significant Accounting Policies

The Company and Acquisitions
Tollycraft Yacht Corporation (the Company) was incorporated under the laws of the State of Minnesota on December 7, 1992. In January of 1996, the Company acquired all of the outstanding stock of Tollycraft Acquisition Corporation
(TAC), a Washington corporation incorporated on February 4, 1994. The Company also changed its name from Child Guard Corporation to Tollycraft Yacht Corporation in connection with the acquisition.

The acquisition by the Company of TAC has been accounted for as a purchase. Except where otherwise indicated, all references to the Company in these financial statements and notes thereto include the activities of TAC.

Nature of Business
The Company is engaged in the manufacture and distribution of luxury motor yachts.

Cash
The Company periodically throughout the period maintained cash balances in its bank accounts in excess of federally insured limits.

Inventories
Raw material inventories are valued at the lower of average cost or market. Work-in-process inventories are valued at actual costs incurred including an allocation for manufacturing overhead.

Equipment
Equipment is valued at cost. Depreciation of equipment is provided using the straight line method over the estimated useful life of the assets. Additions and improvements, including patterns and molds for yacht production which have been produced internally, are capitalized at cost.

Accrued Warranty Reserve
The Company records an accrual on the sale of each yacht for estimated warranty claims. There is a general one year warranty for parts and labor to the original owner for defects in material and workmanship. There is also a transferable 15 year warranty for structural defects in all Tollycraft built hulls, deck bridges, stringers, and bulkheads.

Revenue Recognition
The Company records production costs of each yacht in a work-in-process inventory account and records deposits and billings on each yacht in a liability account. Income and direct production costs are recognized on the Statement of Operations when a yacht is completed, shipped and title transferred.

Pension and Profit Sharing Plans
Union and non-union employees participate in a pension plan which qualifies under Section 401(k) of the Internal Revenue Code.

Note 3 - Equipment
Equipment consists of the following

Manufacturing equipment			     $    391,020
Office furniture and fixtures		     485,915
Yacht molds and patterns		        2,878,943
						                            3,755,878
Less accumulated depreciation		-    974,192
                          					$  2,781,686

Note 4 - Work-in-process Financing
The Company has a $3,000,000 line-of-credit with Caterpillar Financial Services Corporation (CFSC). Under the terms of the agreement, borrowings are available to 75% of the dealer net price of each yacht. Advances are made at 1/3 upon commencement of the hull lamination, 1/3 upon commencement of the assembly process, and 1/3 upon installation of the engines. Interest on borrowings is payable monthly at a variable rate. Borrowings are collateralized by specific vessels with assigned hull numbers upon which CFSC has advanced funds and filed specific UCC-1's. Outstanding borrowings at March 31, 1997 were $3,000,000.

The Company is also required to maintain a minimum level of stockholders equity and a ratio of total liabilities to stockholders equity. At March 31, 1997, the Company was in violation of these minimum requirements.

Note 5 - Notes Payable
The Company has other lines-of-credit with Vera Corporation, Commercial Factors, and California Factors and Finance for working capital purposes. Interest on borrowings is payable monthly at a rate of 12%. Borrowings are collateralized by substantially all assets.

Note 6 - Long-term Debt
Long-term debt consists of various obligations assumed in 1994 by Tollycraft Acquisition Corporation in connection with the purchase of the yacht manufacturing business, tooling, molds, patterns and all rights and privileges to the name "Tollycraft".

Note 7 - Leases
The Company leases its manufacturing facilities in Kelso, Washington. Effective October 1, 1995, the Company entered into a twenty year lease at $29,500 per month. The agreement calls for 7% increases at the end of each five year period of the lease.

Note 8 - Provision for Income Taxes
Deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities. The classification of the resulting deferred tax assets and liabilities is based upon the classification of the related balance sheet asset or liability. Deferred tax assets and liabilities result principally from the Company's net operating loss carryforwards, differences in depreciation methods for tax purposes and other temporary differences.

Item 2. Management's Discussion and Analysis or Plan of Operation

At the beginning of 1997, Tollycraft Yacht Corporation was operating at limited capacity as a result of insufficient working capital and ongoing financial difficulties. The management group has identified specific goals for the next 12 to 24 month period including:

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

Results of Operations

First quarter operations saw the completion of one 48' Classic Motor Yacht. Net sales for the first quarter of 1997 were $514,955 as compared to $2,599,761 for the comparable period in 1996. Full production capacity was not achieved because of a shortage of working capital. A short term period of production began in December of 1996 and concluded with the shipment of the yacht in January 1997. Production of the yacht was financed with a new working capital loan.

First quarter results reflect the difficulty the Company has had in raising the necessary working capital to proceed with its plan to restart production at a reasonable level. A net loss of $(652,727) was incurred during the quarter, which increased the negative net worth of the Company to $(12,908,605). The cumulative losses of the Company continue to be financed with current liabilities.

Management has elected to categorize ongoing fixed manufacturing costs during shut down periods as excess plant capacity expenses. For the year ended December 31, 1996, the costs were $1,755,861. First quarter excess plant capacity expenses were $280,557.

Financial Condition

A small improvement in the Company's current ratio was realized from the efforts of management to minimize expenses and obtain additional financing to improve the financial condition of the Company. Current liabilities of $12,885,618 exceed current assets of $2,401,199 resulting in a current ratio of .19. The current ratio at December 31, 1996 was .16. The improvement was realized when the Company issued 270,411 shares of common stock pursuant to an employee benefit plan. The value of the stock issued was $1,514,468 and proceeds were used to retire employee related liabilities and pay for future services by consultants and advisors. In addition, a deferred payment arrangement was negotiated with the State Department of Labor and Industries and the State Department of Employment Security. Payroll related liabilities of $479,299 were reclassified as long-term debt.

When the Company is able to raise the necessary working capital to begin production, management has planned to emphasis improvements in the following areas:
     Increase basic pricing on each yacht to improve gross margins and reflect the improved product being manufactured.
     Redefine manufacturing processes to produce yachts more efficiently and with greater profit margins.
     Select new materials to continue upgrading the quality of each yacht while emphasizing production efficiency.
     Implement a labor tracking information system to monitor and reduce direct labor costs.
     Design a new line of yachts to augment the current models offered. The new yachts will utilize updated manufacturing techniques and have greater profit margins.
     Develop relationships with dealers that are able to provide their own inventory financing.
     Increase the dealer network to increase sales volume and reach economies of scale.

Necessary investments in capital assets have been slowed down or postponed due to a lack of capital. In order to establish the Company as a viable competitor in the industry, management has developed a plan to upgrade existing tooling and molds and manufacture new tooling and molds for a newly designed line of yachts. Total capital expenditures necessary for the completion of the product line upgrade and expansion is $2,650,000. The Company is dependent on external sources of funding to complete the capital expenditure plan.

The Company is unable to make timely payments to trade suppliers and various taxing authorities. When production resumes, most trade vendors will continue to supply the Company on a COD basis. There is no expectation that inventory shortages will occur since materials used are available from many sources. Deferred payment terms have been or are being negotiated with various taxing authorities. State and local taxing authorities have agreed to payment terms while negotiations continue with federal authorities.

The Company is considering numerous alternatives to improve its financial position, meet trade obligations, pay delinquent tax balances, and fund capital expenditure requirements. These include converting current debt to equity through the issuance of common shares and the sale of common shares to raise working capital. The Company has engaged the services of professional advisors to perform the financing activities.

In order to begin production, the Company is in need of additional funding to acquire material inventory, and provide working capital. The Company is dependent on external sources for financing until projected levels of production and improvements in direct costs are achieved which will return the Company to profitability and a positive cash flow. A material commitment for capital expenditures is necessary to meet the projected levels of production. The expected source for a majority of the funds is from private placement financing arrangements and a public offering of common shares.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Kenneth N. Findley and Island Dreamer, Inc. v. Tollycraft Yacht Corporation 125th Judicial District, Harris County, Texas
Original File Date: 1995
Claim for breach of express and implied warranties resulting from water damage caused by plugged drains and associated loss of market value. Default judgment set aside. Amended petition relief sought in the amount of $100,000 plus three times actual damages and legal costs. Set for trial on May 25, 1998.

Larry and Vicki Castello v. Searock, Inc., d/b/a The Allied Marine Group, Tollycraft Yachts, and D.R. Cooley, individually.
17th Judicial Circuit Court, Broward County, Florida
Original File Date: October 11, 1996
Claim for treble damages in excess of $2,700,000 plus attorney fees and costs for failure to deliver a 57 foot yacht as scheduled. Answers by all Defendants have been filed and motions to dismiss have been filed and heard. No decision has been rendered on the Defendants Motion to Dismiss.

Estate of Nora Folkenflik v. Tollycraft Yacht Corporation
King County, Washington Superior Court,
Original File Date: January 13, 1997
Alleged wrongful death suit relating to liquor liability as a result of an individual's auto accident after attending open house co-sponsored by Tollycraft. Relief sought to be determined by the court.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 1997, the Company sold 19,400 Units in a private offering to accredited investors in accordance with Rule 505 promulgated under the Securities Act. Each Unit was priced at $5.00 with selling agent/finders fees of $.50 deducted therefrom. Each Unit consists of one common share, one "C" warrant exercisable until March 5, 1998 for one common share at $6.00 and one "D" warrant exercisable until March 5, 1999 for one common share at $8.00. The proceeds were used for general working capital.

Item 3. Defaults Upon Senior Securities

Caterpillar Financial Services Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $3,262,796 including accrued interest in arrears of $262,796.

Vera Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $3,147,056 including accrued interest in arrears of $572,419.

Commercial Factors of Portland
The Company has not made timely payments as required by the debt agreement. Total debt is $127,992 including accrued interest in arrears of $17,992.

California Factors & Finance
The Company has not made timely payments as required by the debt agreement. Total debt is $283,914 including accrued interest in arrears of $33,814.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter:

February 7, 1997 - Items 5,7,9
February 20, 1997 - Items 5,7,9


                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tollycraft Yacht Corporation
    (Registrant)


Date: 11-18-97


By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer