Form 10QSB
period 1997-06-30
TOLLYCRAFT YACHT CORP
filed 1997-11-19
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended June 30, 1997

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

The number of shares of common stock outstanding as of June 30, 1997 is 2,270,368.

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

Tollycraft Yacht Corporation

Second Quarter - 1997



Balance Sheet

                                   December 31,    June 30,

                                       1996          1997
Current Assets
   Cash                                    677         9,988
   Accounts receivable                  32,000        40,000
   Inventory - Raw materials           288,313       292,009
   Inventory - Work-in-process       1,867,999     1,582,296
   Other current assets                  7,749       376,578
                                     2,196,738     2,300,871

Property and Equipment, net          2,731,394     2,730,282


Other Assets                           274,594       337,554

   Total Assets                      5,202,726     5,368,707


Current Liabilities
   Accounts payable                  1,426,644     1,353,504
   Accrued payroll & taxes           2,077,250     2,181,835
   Notes payable                     7,195,747     7,730,601
   Other current liabilities         1,652,186       361,197
   Customer deposits                   678,000       662,800
   Long-term debt - due within one     940,601     1,046,701
                                    13,970,428    13,336,638

Net Deferred Tax Liabilities           124,184       132,112

Long-term Debt                         534,289     1,111,323


Stockholders Equity (Deficit)
   Common Stock                      2,829,703     4,344,171
   Retained earnings (deficit)     (12,255,878)  (13,555,537)
                                    (9,426,175)   (9,211,366)

Total Liabilities and
Stockholders Equity                  5,202,726     5,368,707

Statement of Operations

                                   Three Months                 Six Months
                                   Ended June 30,              Ended June 30,
                                       1996          1997          1996
1997
Net sales                            1,169,283       241,816     3,769,044
756,770

Cost of sales                        1,549,926       208,763     5,205,151
674,790

Gross Margin                          (380,643)       33,053    (1,436,107)
81,980

Excess plant capacity                  211,999       253,182       211,999
533,737

Selling expenses                        44,469        24,437       268,588
77,721

General and administrative expenses    310,412       147,395       629,811
268,238

Income (loss) from operations         (947,523)     (391,961)   (2,546,505)
(797,716)

Other income (expenses):
   Interest, net                      (236,932)     (254,971)     (441,496)
(501,943)
   Gain on sale of assets                    0             0             0
0
   Other                                     0             0        (3,015)
0
        Total other income (expense   (236,932)     (254,971)     (444,511)
(501,943)

Income (loss) before provision for  (1,184,455)     (646,932)   (2,991,016)
(1,299,659)

Provision for income taxes - deferr      7,721             0        64,457
0

Net income (loss)                   (1,192,176)     (646,932)   (3,055,473)
(1,299,659)



Statement of Cash Flows
                                    Six Months
                                   Ended June 30,
                                       1996          1997

Cash, January 1,                        19,878           677

Cash flows from operating activities:
   Net loss                         (3,055,473)   (1,299,659)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                    182,547       193,019
   Change in assets and liabilities:
       Accounts receivable              23,038        (8,000)
       Material inventory               (5,000)       (3,695)
       Work-in-process inventory       156,937       285,703
       Other current assets            (91,820)     (368,829)
       Accounts payable                345,262       (73,140)
       Accrued payroll & taxes         737,153       104,585
       Customer deposits               572,350       (15,200)
       Other current liabilities       298,937    (1,290,989)
       Deferred tax liability           59,000         7,928
                                      (777,069)   (2,468,277)

Cash flows from investing activities:
   Purchase of other assets              5,457       (62,960)
   Purchases of equipment             (235,646)     (191,908)
                                      (230,189)     (254,868)

Cash flows from financing activities:
   Proceeds from notes payable       1,778,445       534,854
   Repayment of notes payable       (1,181,021)            0
   Proceeds from long-term debt        413,000       683,134
   Repayment of long-term debt         (23,000)            0
   Issuance of common stock                  0     1,514,468
                                       987,424     2,732,456

Net increase (decrease) in cash        (19,834)        9,311

Cash, June 30,                              44         9,988

TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Three Months Ended June 30, 1997

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

Pension and Profit Sharing Plans
Union and non-union employees participate in a pension plan which qualifies under Section 401(k) of the Internal Revenue Code.

Note 3 - Equipment
Equipment consists of the following

Manufacturing equipment	     		$    391,020
Office furniture and fixtures		     485,915
Yacht molds and patterns			       2,884,757
Vehicles						                       39,958
							                           3,801,650
Less accumulated depreciation		-  1,071,368
                        							$  2,730,282

Note 4 - Work-in-process Financing
The Company has a $3,000,000 line-of-credit with Caterpillar Financial
Services Corporation (CFSC). Under the terms of the agreement, borrowings are available to 75% of the dealer net price of each yacht.
Advances are made at 1/3 upon commencement of the hull lamination, 1/3 upon commencement of the assembly process, and 1/3 upon installation of the engines. Interest on borrowings is payable monthly at a variable rate. Borrowings are collateralized by specific vessels with assigned hull numbers upon which CFSC has advanced funds and filed specific UCC-
1's.  Outstanding borrowings at June 30, 1997 were $3,000,000.

The Company is also required to maintain a minimum level of stockholders equity and a ratio of total liabilities to stockholders equity. At June
30, 1997, the Company was in violation of these minimum requirements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

During the second quarter of 1997, Tollycraft Yacht Corporation was operating at limited capacity as a result of insufficient working capital and ongoing financial difficulties. The management group has identified specific goals for the next 12 to 24 month period including:

1. Obtain additional debt or equity financing to continue operations
2. Maintain customer and dealer relationships
3. Shape maximum customer confidence
4. Invest in updating and redesigning the current product line
5. Complete development of a new series of yachts
6. Expand the dealer network

Significant expenses have been incurred to date to implement these goals. In order for the Company to meet its cash requirements and continue operating, the Company must achieve profitable operations and/or obtain additional debt or equity financing.

Results of Operations

Current results reflect the difficulty the Company has had in raising the necessary working capital to proceed with its plan to restart production at a profitable level.

In June, the Company negotiated the sale of a partially completed motor yacht with an accompanying contract to complete the construction to Tollycraft standards. Accordingly, net sales for the quarter were $241,816. The construction contract revenue will be recognized in the third quarter. Sales for the corresponding quarter in 1996 were $1,169,283.

Excess plant capacity expenses for the second quarter were categorized and amounted to $253,182. First quarter excess plant capacity expenses were $280,557. Ongoing fixed costs and wages for essential employees resulted in a quarterly net loss of $(646,932). This compares to a net loss of $(1,192,176) for the comparative period in 1996.

Financial Condition

The cumulative losses of the Company continue to be financed with accompanying increases to current liabilities. Current liabilities of $13,336,638 exceed current assets of $2,300,871 resulting in a current ratio of .17. The current ratio at December 31, 1996 was .16. The improvement was realized in the first quarter when the Company issued 270,411 shares of common stock pursuant to an employee benefit plan. The value of the stock issued was $1,514,468 and proceeds were used to retire employee related liabilities and pay for future services by consultants and advisors. In addition, a deferred payment arrangement was negotiated with the State Department of Labor and Industries and the State Department of Employment Security. Payroll related liabilities of $479,299 were reclassified as long-term debt.

When the Company is able to raise the necessary working capital to begin production, management is planning an emphasis on improvement in the following areas.

1. Increase basic pricing on each yacht to reflect the improved product being produced.
2. Select new materials to continue upgrading the quality of each yacht while emphasizing production efficiency.
3. Redesign manufacturing processes to produce yachts more efficiently and with greater profit margins.
4. Design a new line of yachts to augment the current models offered.
The new yachts will utilize updated manufacturing techniques and have greater profit margins.
5. Develop relationships with dealers that are able to provide their own inventory financing.
6. Increase the dealer network to increase sales volume and reach economies of scale.
7. Implement a labor tracking information system to monitor and reduce direct labor costs.

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

The Company is unable to make timely payments to its landlord, trade suppliers, material vendors, and various taxing authorities. When production resumes, most trade vendors will continue to supply the Company on a COD basis. There is no expectation that material shortages will occur since materials used are available from many sources. Deferred payment terms are being negotiated with various taxing authorities. State and local taxing authorities have agreed to payment terms on respective delinquent tax liabilities. Federal authorities have not approved a recently negotiated payment schedule and negotiations continue for payment of federal tax obligations.

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

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 1997, the Company sold 2,720 Units in a private offering to accredited investors in accordance with Rule 505 promulgated under the Securities Act. Each Unit was priced at $5.00 with selling agent/finders fees of $.50 deducted therefrom. Each Unit consists of one common share, one "C" warrant exercisable until March 5, 1998 for one common share at $6.00 and one "D" warrant exercisable until March 5, 1999 for one common share at $8.00. The proceeds were used for general working capital.

Item 3. Defaults Upon Senior Securities

Caterpillar Financial Services Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $3,342,421 including accrued interest in arrears of $342,421.

Vera Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $3,242,616 including accrued interest in arrears of $667,979.

Commercial Factors of Portland
The Company has not made timely payments as required by the debt agreement. Total debt is $142,182 including accrued interest in arrears of $22,182.

California Factors & Finance
The Company has not made timely payments as required by the debt agreement. Total debt is $295,517 including accrued interest in arrears of $45,417.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                                  [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollycraft Yacht Corporation
    (Registrant)


Date: 11-18-97


By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer
