Form 10QSB
period 1997-09-30
TOLLYCRAFT YACHT CORP
filed 1997-11-19
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended September 30, 1997

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

The number of shares of common stock outstanding as of September 30, 1997 is 2,270,368.

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

Tollycraft Yacht Corporation
Third Quarter - 1997

Balance Sheet
                                   December 31,  September 30,
                                       1996          1997
Current Assets
   Cash                                    677        10,928
   Accounts receivable                  32,000        37,000
   Inventory - Raw materials           288,313       292,008
   Inventory - Work-in-process       1,867,999     1,501,348
   Other current assets                  7,749       385,917
                                     2,196,738     2,227,201

Property and Equipment, net          2,731,394     2,636,338


Other Assets                           274,594       362,554

   Total Assets                      5,202,726     5,226,093


Current Liabilities
   Accounts payable                  1,426,644     1,306,292
   Accrued payroll & taxes           2,077,250     2,235,589
   Notes payable                     7,195,747     7,962,208
   Other current liabilities         1,652,186       412,362
   Customer deposits                   678,000       600,800
   Long-term debt - due within one     940,601     1,046,701
                                    13,970,428    13,563,952

Net Deferred Tax Liabilities           124,184       132,112

Long-term Debt                         534,289     1,132,893


Stockholders Equity (Deficit)
   Common Stock                      2,829,703     4,594,171
   Retained earnings (deficit)     (12,255,878)  (14,197,035)
                                    (9,426,175)   (9,602,864)

   Total Liabilities and
   Stockholders' Equity              5,202,726     5,226,093

Statement of Operations

                                   Three Months                Nine Months
                                   Ended September 30,     Ended September 30,
                                       1996          1997        1996            1997
Net sales                              155,919       144,013     3,924,963       900,783

Cost of sales                          148,896       194,118     5,354,045       868,907

Gross Margin                             7,023       (50,105)   (1,429,082)       31,876

Excess plant capacity                  166,182       192,895       378,181       726,633

Selling expenses                        69,479         3,469       338,069        81,189

General and administrative expenses    250,957       132,678       880,768       400,917

Income (loss) from operations         (479,595)     (379,147)   (3,026,100)   (1,176,863)

Other income (expenses):
   Interest, net                      (248,012)     (262,351)     (689,508)     (764,294)
   Gain on sale of assets                    0             0             0             0
   Other                                12,305             0         9,290             0
        Total other income (expense   (235,707)     (262,351)     (680,218)     (764,294)

Income (loss) before provision for    (715,302)     (641,498)   (3,706,318)   (1,941,157)

Provision for income taxes - deferred      4,663             0        69,120           0

Net income (loss)                     (719,965)     (641,498)   (3,775,438)   (1,941,157)


Statement of Cash Flows
                                   Nine Months
                                   Ended September 30,
                                       1996          1997

Cash, January 1,                        19,878           677

Cash flows from operating activities:
   Net loss                         (3,775,438)   (1,941,157)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                    280,887       290,861
   Change in assets and liabilities
       Accounts receivable              23,038        (5,000)
       Material inventory               (1,687)       (3,695)
       Work-in-process inventory       155,814       366,651
       Other current assets            (31,867)     (378,168)
       Accounts payable                469,879      (120,352)
       Accrued payroll & taxes         811,439       158,339
       Customer deposits               573,000       (77,200)
       Other current liabilities       640,695    (1,239,824)
       Deferred tax liability           63,265         7,928
                                      (790,975)   (2,941,617)

Cash flows from investing activities:
   Purchase of other assets              5,855       (87,960)
   Purchases of equipment             (235,646)     (195,805)
                                      (229,791)     (283,765)

Cash flows from financing activities:
   Proceeds from notes payable       1,811,817       766,462
   Repayment of notes payable       (1,199,893)            0
   Proceeds from long-term debt        413,000       704,703
   Repayment of long-term debt         (23,000)            0
   Issuance of common stock                  0     1,764,468
                                     1,001,924     3,235,633

Net increase (decrease) in cash        (18,842)       10,251

Cash, September 30,                      1,036        10,928

TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Three Months Ended September 30, 1997

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

Pension and Profit Sharing Plans
Union and non-union employees participate in a pension plan which qualifies under Section 401(k) of the Internal Revenue Code.

Note 3 - Equipment
Equipment consists of the following

Manufacturing equipment		     	$    391,020
Office furniture and fixtures		     486,126
Yacht molds and patterns		        2,888,444
Vehicles					                        39,958
						                            3,805,548
Less accumulated depreciation	 -  1,169,210
                          					$  2,636,338

Note 4 - Work-in-process Financing
The Company has a $3,000,000 line-of-credit with Caterpillar Financial Services Corporation (CFSC). Under the terms of the agreement, borrowings are available to 75% of the dealer net price of each yacht. Advances are made at 1/3 upon commencement of the hull lamination, 1/3 upon commencement of the assembly process, and 1/3 upon installation of the engines. Interest on borrowings is payable monthly at a variable rate. Borrowings are collateralized by specific vessels with assigned hull numbers upon which CFSC has advanced funds and filed specific UCC-1's. Outstanding borrowings at September 30, 1997 were $3,000,000.

The Company is also required to maintain a minimum level of stockholders equity and a ratio of total liabilities to stockholders equity. At September 30, 1997, the Company was in violation of these minimum requirements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

During the third quarter, Tollycraft Yacht Corporation was operating at limited capacity as a result of insufficient working capital and ongoing financial difficulties. The management group has identified specific goals for the next 12 to 24 month period including:

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

Third quarter operations included some construction activity on a contract basis on an incomplete yacht sold in June 1997. A short period of production proceeded during July through September in order to finish the vessel to Tollycraft standards. Production of the yacht was financed through progressive payments from the owner.

Results of Operations

Current results reflect the difficulty the Company has had in raising the
necessary working capital   A net loss of $(641,498) was incurred on net sales
of $144,013. The revenue resulted from a construction contract to complete a partially constructed yacht sold in June.

The majority of the manufacturing expenses incurred during the third quarter were fixed costs relating to plant overhead expenses and some wages for essential personnel. These costs have been identified as "Excess plant capacity" on the Statement of Operations.

Financial Condition

The cumulative losses of the Company continue to be financed with current liabilities. Current liabilities of $13,563,952 exceed current assets of $2,227,201 resulting in a current ratio of .16.
Current assets include prepaid consulting fees $360,000 financed by the issuance of common stock pursuant to an employee benefit plan.

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

Other Information

During the third quarter the Company has experienced an attempt by its landlord to take over the Company through a forced liquidation. The property owner, who had been a member of the Company's "Capital Formation Committee", had agreed to accept stock in Tollycraft for his lease payments. On July 2, 1997 the Company was served with a "Writ To Vacate" for failure to make payments under the terms of the lease. Prior to serving the Company with the "Writ", the landlord notified certain key vendors, customers, and debtors of his intentions for the takeover.

On the day of the court hearing for the Writ to Vacate, the landlord produced a document whereby Tollycraft Yacht Corporation and its officers would agree not to sue him for tortuous interference as a direct result of his actions. The document also required that Tollycraft not file a class action shareholder lawsuit against him, again as a result of his actions. Tollycraft Yacht Corporation and its officers opted to not sign any such agreement indicating it would not be in the best interest for the Company or its shareholders. In August, 1997 the Company vacated the manufacturing plant and surrendered the property to the landlord. A reduced level of operations were relocated to a local warehouse to complete the current active construction contract

As a result of the Writ being served, Cowlitz County filed a notice of distraint on August 22, 1997 for the non payment of personal property tax. This prompted the IRS to also begin proceeding against the Company for unpaid taxes and withholdings. Vera Corporation, the senior secured debt holder for Tollycraft, has filed a notice to the taxing authorities informing them of their right to any of the assets of Tollycraft based on their UCC filing. The assets of the Company are being held in storage pending a resolution of the financial rights of the creditors involved. Cowlitz County subsequently filed a release of distraint on the assets on October 17, 1997. Negotiations continue with the Internal Revenue Service.

Tollycraft's Future

The following narration outlines a program for Tollycraft Yacht Corporation to continue as a builder of luxury motor yachts, and also to be an attractive investment for the capital markets. It contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the company. these forward-looking statements involve certain risks and uncertainties, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this document. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Tollycraft has been in business for 63 years and has produced some of the finest motor yachts available. However, the Company has operated as a Union Shop and typically had the highest labor rates in the industry. Even with the concessions in the current labor contract recent research has determined that other manufacturers labor rates are much less. Thousands of man-hours go into the production of each vessel. These circumstances have contributed to Tollycraft Yachts becoming some of the most expensive yachts in their class. While these retail prices have not diminished demand for the finished product it is only evident that at some point in the future, Tollycraft would price itself out of existence.

In order to move into the 21st century and beyond Tollycraft is making some massive changes in its organization, manufacturing, marketing, and sales. The boating industry itself is maturing with many companies being purchase or merging with other entities. This consolidation process is being recognized as a healthy improvement in the yacht building industry. Just as important is the perceived favorable climate for the yacht consumer.

Tollycraft's future plans are to outsource the manufacturing of all yachts. While this process is not new, it will allow Tollycraft to concentrate on its financial posture during 1995.

The Company plans to build the smaller 18' to 57' yachts in Mexico. With the yachts being built to the same standards of quality control as Tollycraft requires the cost savings are projected to be as much as 30%. Materials used in construction would remain the same, with inventory being shipped from the Unites States. Major savings would result from lower direct labor costs as well as cost reductions in general and administrative expenses. In addition, this will allow the Company to broaden its product line and again offer smaller Tollycraft vessels that had previously been discontinued because domestic manufacturing costs became prohibitive. The Company is also looking toward one of the largest producers of 100' and over powerboats to manufacture its 65' and larger sized vessels. This builder is located in Florida, where 90% of the 65' Tollycraft yachts have been sold.

The Company also plans to relocate its corporate offices to south Florida. Administrative functions, new designs and engineering and all promotional and marketing support for the sale of Tollycraft yachts would be headquartered in a location considered to be the yacht capital of the world.

For marketing, the Company is considering a strategic alliance with a major franchised yacht broker. This broker anticipates 50 major yacht dealerships across the United States and the rest of the world. Each franchisee would be required to carry an inventory of Tollycraft vessels. This would propel Tollycrafts' gross sales to over $100MM in a very fast time frame. In this business, the size of production facilities limit sales. By outsourcing yacht production to reputable manufacturers expansion may be realized without the enormous capital outlays necessary for plant expansion and improvements.

With the Mexican connection, Tollycraft Yacht Corporation interest on being listed on the Mexican stock exchange. This would be the first U.S. Company to go in this direction. It is anticipated that funds may be generated from an offering in Mexico that would be solely used for production of vessels in Mexico.

Additionally, four new models are in various stages of design and testing. The new models will have significantly higher profit margins when fully developed. This would allow the Company to become extremely competitive. Being able to offer $30,000,000 in wholesale production has generated inquiries from experienced, interested parties and discussions continue. The yachts would be built to the same quality standards that Tollycraft customers demand.

Lastly, the Company has signed an Investment Banking Agreement with Lloyd Wade Securities of Dallas, Texas, for a Private Placement of $3,000,000 to provide the necessary capital for Tollycraft to go forward with its plans. The Company also plans on doing a registration of its stock to convert all of its debt to equity and to repay all vendors and noteholders at 100%. This will leave the Company debt free with a positive equity section and funding for operations.

In general Tollycraft management feels that the Company is in its best position in recent history. The months ahead will set the course for the next decade of Tollycraft Yachts. It is the goal of management to have a company that is debt free and for the first time have a surplus of cash in the bank.

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

D & C Lemmons Enterprises, L.L.C. v. Tollycraft Acquisition Corporation Superior Court of Washington for Cowlitz County
Original File Date: July 14, 1997
Object of action is to terminate lease of manufacturing plant leased by Tollycraft, payment of delinquent rent and property taxes of $250,768, plus interest on all unpaid sums. Scheduled for trial on October 29, 1997

Judith A. Southard v. Tollycraft Acquisition Corporation
United States District Court for the Western District of Washington, No. C97-5400-FDB
Original File Date: July 9, 1997
Plaintiff alleges employment discrimination on the basis of age and sex.
Seeks sustained wage loss of $39,250 plus compensatory and punitive damages in the amount of $1,300,000

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Caterpillar Financial Services Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $3,422,921 including accrued interest in arrears of $422,921.

Vera Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $3,342,930, including accrued interest in arrears of $768,293.

Commercial Factors of Portland
The Company has not made timely payments as required by the debt agreement. Total debt is $146,493 including accrued interest in arrears of $26,493.

California Factors & Finance
The Company has not made timely payments as required by the debt agreement. Total debt is $304,561 including accrued interest in arrears of $54,461.

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