Form 10KSB
period 1997-12-31
TOLLYCRAFT YACHT CORP
filed 1998-08-28
CIK 1019867

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                 Form 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934  For the fiscal year ended December 31, 1997
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934   For the transition period from . . . to . . . .

Commission file number: 0-21087

Name of small business issuer in its charter): Tollycraft Yacht Corporation

(State or other jurisdiction of incorporation or organization) Nevada

(I.R.S. Employer Identification No.): 86-0849925

(Address of principal executive offices)(Zip Code):
8201 Peters Road, Plantation, Florida 33324

(Registrant's telephone number, including area code): (800) 999-9381

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $903,235

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,499,891 computed by reference to the average bid and asked price of such common equity, as of June 30, 1998, which was $6.1875

The number of shares outstanding of the issuer's common stock, as of December 31, 1997 was 3,145,383

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

Forward Looking and Cautionary Statements

Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," "will be,"and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference. For a current discussion of the Company see also "Item 6. Management's Discussion and Analysis."

History and Acquisition

Child Guard Corporation was formed in 1992 as a development stage company to develop and market a child monitoring device. The developed product was not marketed and in 1995 the Company began merger talks with Tollycraft Acquisition Corporation.

Tollycraft as a business entity has existed in various forms since 1936. The original corporation was wholly owned by R.M. Tollefson and was first incorporated in the State of Washington in 1936 under the name of Central Lumber Company ("CLC"). CLC manufactured fine furniture and cabinetry. As an adjunct to this regular line of business, Mr. Tollefson also produced several custom boats for friends and himself.

As the reputation of his boat building talents spread, the demand for custom manufactured boats surpassed the demand for furniture and cabinets. With a dedicated group of proficient cabinet makers and his own expert knowledge of yacht design a complete line of wooden cruisers was launched. Mr. Tollefson subsequently transferred the assets of his pleasure boat manufacturing operations, "Tollycraft", to CLC in 1955. Concurrently, the name of CLC was changed to Tollycraft Corporation.

For more than fifty years Mr. Tollefson actively designed and built pleasure cruisers and yachts to meet the specialized needs of cruising enthusiasts. His understanding of the demands of extended voyages came from personal experiences on the water cruising yachts which bear his name. Suggestions gathered from fellow boater's also were incorporated into the many Tollycraft models produced over the history of the Company.

A chronological synopsis of "Tollycraft" is as follows:

1932 - Mr. Tollefson, while involved in the cabinets business, started building boats for himself.

1936 - Tollycraft commenced pleasure boat manufacturing as a sole proprietorship in Kelso, Washington, after building and selling the first boat which exhibited the quality he demanded.

1941 - World War II interrupted boat building while Mr. Tollefson served in the U.S. Coast Guard.

1946 - Central Lumber Company was incorporated in the State of Washington.

1952 - A fire destroyed Central Lumber Company's plant and equipment; after that the company narrowed the scope of its business activities to boat manufacturing.

1955 - The assets of the sole proprietorship boat manufacturing operations were transferred to Central Lumber Company, Mr. Tollefson's wholly owned company; concurrently the name was changed to Tollycraft Corporation.

1958 - Tollycraft built a plant in the Kelso Industrial Park on 14 acres of land and commenced operations in the new 65,000 square foot building in 1959.

1967 - Tollycraft Yachts began manufacturing fiberglass hulls starting with the conversion of the 24', 28', 30', and 34' wooden hull designs into fiberglass.

1970 - The last wooden hull boat was built. The very successful 34' Sedan was the first "keel up" fiberglass design, which sold 194 units in 11 years, and set the Tollycraft design trend for the 1970's.

1987 - Mr. Tollefson retired from Tollycraft and took a relaxed role in the marine industry as Chairman Emeritus of Tollycraft. Tollycraft Corporation, a then public company, was taken private and merged through a leveraged buyout, into Olympic Equities, Inc. Thereafter, Olympic Equities, Inc. changed its name to Tollycraft Yachts Corporation. As with many leveraged buyouts of the 1980's, the transaction was ill-fated and threatened the long term financial stability of the Company.

1989 - A group of investors purchased Tollycraft and provided capital to reduce debt and increase working capital for continued operations. However, the economic downturn and the passage of the 10 percent luxury tax caused Tollycraft, as well as every other luxury boat builder in the United States, to sustain substantial operating losses. The Company subsequently filed for protection under Chapter 11 of the U.S. Bankruptcy Code on November 5,1993.

1994 - A group of investors formed Tollycraft Acquisition Corporation and effective June 6, 1994 purchased substantially all of the operating assets of the old company.

1996 - Tollycraft Acquisition Corporation was acquired, in a merger transaction, by Child Guard Corporation which concurrently changed its name to Tollycraft Yacht Corporation.

1997 - Tollycraft management closes the Washington manufacturing plant and begins planning to relocate Corporate offices to Florida and to relocate production facilities to an marine oriented industrial complex in Mexico.


Tollycraft Yacht Corporation is a builder of high quality cruising motor yachts. The yachts are luxuriously equipped and built with the highest structural integrity to ensure safe, long range cruising. The current line of yachts is as follows:

48'  Cockpit Motor Yacht
57'  Pilothouse Walkaround Motor Yacht
57'  Pilothouse Widebody Motor Yacht
65'  Pilothouse Motor Yacht

Current plans for new products include the following:

48' Convertible Motor Yacht
48' Pilothouse Motor Yacht
52' Pilothouse Motor Yacht
54' Convertible Motor Yacht
76' - 82' Pilothouse Motor Yacht

Long-term plans for new products include the following:

30' - 44' 4 models of Motor Yachts
30' - 44' 4 models of Convertible Motor Yachts
92' - 150' Semi-custom and Custom Motor Yacht

Design drawings and plans for the 52', 54', and 76' - 82' models have been completed. The hull form for each model has also been tank tested.

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

Intelligent Engineering

Recent advancements have been made in controls, steering engines and gears designed for use in large motoryachts. While Tollycraft exercises due caution in adopting new systems until they are thoroughly tested and proven, the most reliable of these are offered as standard or optional equipment.

State of the art components such as MMC electronic controls, custom AC/ DC electrical, central chilled water heating and air conditioning, vacuum bagged divinycell cored hull and deck structures, fully integrated electrical panels and switches, Hynautic hydraulic steering, fuel distribution manifolds, and oil lubricated shaft stuffing boxes are but a few of the advanced systems utilized in Tollycraft yachts.

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

Manufacturing Integrity

New ideas and designs are worth little if they do not stand up to the structural mechanical and electrical integrity that is the foundation for Tollycraft cruising yachts' reputation. Tollycraft's manufacturing integrity gives the owner justifiable confidence in his vessel. Over 62 years of building cruising yachts has taught us it takes more than words to instill confidence in a skipper who invests his money and the safety of his crew in a yacht.

Tollycraft's are known as seaworthy yachts. Everyday cruising takes the yachts into waters that test a hull rigorously and it takes more than a tough hull to survive rough sea conditions. Accordingly, every stringer is encapsulated into the hull, every bulkhead is fiberglassed to the hull, every wood component is glued and reinforced with screws, and wiring and plumbing are fastened every few inches. Any component, whether purchased or manufactured is proven to withstand the rigors of the marine environment.

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

The Quadralift Hull

Editors of boating magazines have been exposed to every claim about hull design that the mind can dream up. Naturally they are skeptical when reviewing the sea trials on any new hull. However, almost without exception, editors who have tested Tollycrafts' have reported that the Quadralift hull works as claimed.

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

The design of the Quadralift provides extra buoyancy at the bow, permitting a finer entry and reducing the tendency to broach in a following sea. In a chop, or at anchor, the Quadralift has a roll dampening effect, and with this extra stability comes extra comfort. But the most dramatic demonstration of this remarkable hull comes when you ease the throttles forward and feel your Tollycraft rise effortlessly onto plane and handle smoothly at any speed. A nearly full-length keel aids the tracking through turns and gives you excellent control during slow speed maneuvering.

Product Line Enhancements

Tollycraft management believes that improvement is a process, not a project and should be accomplished on an incremental basis. Accordingly, key tactics supporting this strategy focus on developing and maintaining a process which empowers Tollycraft employees, contractors, vendors, dealers and customers to provide input for product improvement on a continuous basis.

The Company is planning to expand its existing product line with new complementary products. Existing models have been redesigned and additional reengineering for modular assembly will improve the quality of finished yachts. Exterior and interior styling is an ongoing process to provide Tollycraft customers with up to date design enhancements.. An additional benefit will be lower manufacturing costs.

The most significant enhancement by the Company to its product line will be the implementation of a relatively new fiberglass laminating technique named for its developers. SCRIMP (Seeman Composites Resin Infusion Molding Process) is a procedure which eliminates 90% of harmful V.O.C. emissions while dramatically lowering labor and material costs. This process allows the skins and structural stiffeners of the yacht to be infused in a one step process. This method of construction replaces the traditional labor intensive multi-step multi-layer laminating process previously used by the Company and still used by the vast majority of yacht builders within the industry. The process allows dry lay-up of materials resulting in a cleaner, healthier work environment. Exposure to wet resins and accompanying harmful emissions are minimized. Direct labor costs are reduced significantly. Production cost savings are also realized with reduced expenses for costly protective clothing and expensive air handling and emission filtration systems. Testing by the U.S. Navy using standard ASTM tests has shown that the use of SCRIMP based manufacturing methods has virtually eliminated detectable voids in finished laminates. This level of quality and structural integrity are inherently difficult to obtain using older multi-step layer laminating techniques.

The Company is planning the purchase of a 5 AXIS high speed CNC router system. This machine would allow the production of plugs and molds in 60 days rather than the typical 9 to 15 month schedule required when building molds and tooling by hand. The machine will process digital information generated by the Company's CAD system and that of outside naval architects and cut a mold or plug with little labor costs incurred. The Company plans on producing molds and plugs for their own use as a priority. Additional revenue could also be generated by building molds, tooling and completed parts for other companies and custom yacht builders.

The Company plans to lead the industry in the production of yachts, molds and tooling utilizing these methods.

Industry Analysis and Competition

The U.S. market for pleasure boats has undergone many changes over the last decade. In 1986, 1987 and 1988 sales of pleasure boats skyrocketed by 18.7%, 28.5%, and 14.9%, respectively. Consumer confidence was high and U.S. exports of pleasure boats were booming. In total, manufacturers' sales of pleasure boats expanded by over 75% in those three years.

Manufacturers' sales of inboard/outdrive boats finished out a six-year growth surge with total growth of approximately 160% between 1984 and 1988. Outboard and inboard motorboats also increased, with total manufacturers' sales growth of 87.9% and 96.3%, respectively, during the same period. The only pleasure boats that did not benefit from this prosperity were sailboats, a market which continued to suffer from declining demand.

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

The market for pleasure boats embarked on its recovery as manufacturers' sales increased by 9.8% to $3.1 billion during 1992. Two more good years followed in 1993 and 1994, when sales rose by 11.8% and 9.4%, respectively. In 1995, sales in the pleasure boat industry grew faster than they had since 1988, increasing by 12.1% to 4.3 billion dollars. Annual growth rates in the value of manufacturer sales in both 1996 and 1997 have been estimated by Business Trend Analysts at over 4.4 billion dollars.

Overall growth in manufacturers' sales of pleasure boats over the next ten years is projected at 6.9% annually. Business Trend Analysts expects the total manufacturers' market for pleasure boats to climb to just above $7.746 billion by 2006. The following table shows the annual sales of such boats:

U.S. MANUFACTURERS' SALES OF PLEASURE BOATS ($ Millions)

Year          Value
1986         $3,406
1987         $4,378
1988         $5,029
1989         $4,775
1990         $3,894
1991         $2,840
1992         $3,118
1993         $3,487
1994         $3,813
1995         $4,274
1996         $4,439
1997 E       $4,677
1998 E       $4,905
2006 P       $7,746

E - Estimate
P - Projection

Source:  The U.S. Market for Pleasure Boats, @ Business Trend Analysts Inc.,
1998

Primary Competitors

Tollycraft's primary competition can be divided into two categories, Domestic and Foreign

Domestic: Tollycraft's main competition is from Hatteras, Viking, and, to a lesser extent, Bertram, Sea Ray, Ocean and Carver. Hatteras is the perceived market leader, on the East Coast (including the Great Lakes and Gulf of Mexico) and its dealer network is very strong. They have a full line of yachts both in the cruiser and yacht fisher segments. Hatteras' yachts are priced anywhere from 10 to 20 percent higher than Tollycraft on the East Coast.

Foreign: Tollycraft has competition from the Taiwanese manufactured Ocean Alexander and to a lesser extent, various Canadian manufacturers. These competitors have built a reputation for emulating Tollycraft's products using extremely cheap labor and trying to under price and undercut Tollycraft's market on the West Coast. The offshore competitors basically sell a lower quality product for a lower price. In addition, Canadian competitors reappear with the cyclical swings of the Canadian dollar. These include Sunship by Westbay, and Queenship. Tollycraft competes well against these manufacturers.

The Company believes that foreign competition is the greatest challenge to increasing current market share. From 1991 to 1997, imports of pleasure boats into the United States has increased from $212,496,000 to $1,177,003,000 respectively. Foreign companies all have significantly lower labor rates and overall manufacturing costs. Some receive financial support from governments.
 Although a majority of the products offered by foreign competitors are substandard, some manufacturers are increasing their quality every year.

Competitive Advantage

Tollycraft's primary competitive advantage results from the high quality of its product. The Company has never had a manufacturing related hull failure and customers have shown themselves willing to pay a premium for this quality. Tollycraft's products have historically had a high resale value and have proven to be a good investment for customers.

Tollycraft Yacht Resale Values

1988 Model Year - Resale Value as of March 1998

Model                    Resale Price*   1988 Price    Percent
30' Sport Cruiser            $65,000       96,500        67%
34' Sport Sedan              117,550      170,390        69%
34' Sundeck Cruiser          131,600      171,290        77%
40' Sundeck Motor Yacht      159,700      175,530        91%
40' Sport Sedan              203,700      259,330        79%
44' Cockpit Motor Yacht      230,150      268,570        86%
53' Motor Yacht              454,550      563,406        81%
57' Cockpit Motor Yacht      536,800      636,206        84%
61' Pilothouse Motor Yacht   669,150      741,410        90%

Average resale value as a percent of original sales price after 10 years 80%.

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

An article in Powerboat reports, "The Consumer Resource for the Powercraft Owner reported in its feature article that Tollycraft is tops in owner satisfaction: Tollycraft scored an A+ in overall satisfaction and a 90 percent would buy again index... The highest marks so far in Powerboat Reports Ownership Survey... Not one Tollycraft owner was dissatisfied enough to say he wouldn't consider buying another...This is unmatched in other surveys. Tollycraft managed to show itself a winner in both quality and value categories. Overall satisfaction scored an impressive A+, easily outranking all other boats in Powerboat Reports' survey."

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

Age: 48.4 years old Number of homes owned: 1.8
Value of principal residence: $363,200
Value of other real estate owned: $223,000

In addition, 45 percent have assets in their business or profession, with the mean value of their equity being $312,303. Only 12 percent of the homeowners have a home mortgage. (U.S. Department of Commerce Survey of Income and Program Participation, households with net worth over $500,000)

Changing U.S. demographics mean that the large "baby boom" generation is entering the average age of Tollycraft's customers resulting in a greater number of qualified, potential customers in the coming decade. Resident population in the 35 to 54 year old age group has been growing at a very strong rate. Since 1994 it has been the largest age category in the country.
 In 1980 there were 48.5 million people between the ages of 35 and 54 accounting for 21.4% of the population. By 1998 the number is estimated to grow to 78.9 million people representing 29.2% of the U.S. population. In the year 2000 this segment will top 81.7 million people.

Market Promotion

Company tactics designed to help achieve a strategy of promoting Tollycraft include the following:

Dealer Manual: Documentation has been designed to include policies and procedures, as well as a selling reference for brokers. Dealer bulletins are issued as needed to keep manuals current.

Plant Tours: Upon relocation to Mexico, periodic open houses will be scheduled with all staff on hand for customers and dealers.

Trade Shows and Conventions: The Company has been an attendee at major yacht and boat shows including Superyachts Northwest, and Ft. Lauderdale, St. Petersburg, Seattle, and Miami.

Videos: Promotional videos are complete for the 57 and 82' series along with a complete plant tour. The Company is currently working on a video for the new 57' and 65' lines.

Communication with Dealers: Sales staff is continually updating each dealer, building relationships and helping to sell our products.

Dealer Meeting: This initiative is focused on creating enthusiasm for our organization and building relationships.

Advertising: The advertising strategy is targeted at new buyers. Key tactics include:

Specification Sheets: These have been recently reconfigured and now contain new designs with current options and new standard equipment pricing.

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

Customer Support: Tollycraft believes it is imperative to support existing and past Tollycraft owners. They tend to upgrade their boats periodically and a personal recommendation is one of the Company's most effective sales tools.
Rendezvous': Tollycraft has participated in regional "Tolly Rendezvous" gatherings including Northern California, Portland, Seattle and the Great Lakes

Factory Visits: Prospective customers will be encouraged to tour manufacturing facilities and meet production staff.

Mailing List: The Company is currently updating the last five years of Tollycraft owners by hull number and plans to market directly to them.
Show Leads: Computer listings of prospective clients are sent to dealers across the country during and after each boat show with active follow up by the Company's marketing staff.

Internet: A full featured web site including photos and specifications of the entire product line and 360 degree video tours of yacht interiors is planned.
 The site will also include dealer information, complete Company profile and investor relations sections.

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


Item 2.  Description of Property.

Prior to August 1997, the Company leased manufacturing and office space in an industrial park in Kelso, Washington. The plant facilities included two buildings totaling 180,000 square feet. In September the Company shipped out all finished goods and ceased domestic production. The Company returned possession of the Washington facilities to the property owner. (See "Item 6.
 Management's Discussion and Analysis").

Negotiations are currently underway to relocate manufacturing facilities to Mexico. Corporate headquarters and administrative offices are planned for a location in southern Florida.

Item 3.  Legal Proceedings.

Preston Gates & Ellis, LLP v. Tollycraft
Cowlitz County, Washington
Judgement entered December 15, 1997 in the amount of $81,639.04. Judgement recorded in Multnomah County, Oregon

D & C Lemmons v. Tollycraft
Cowlitz County, Washington
Stipulated Judgement in the amount of $291,048.00
Tollycraft believes it has a substantial claim against D&C Lemmons for unlawfully conducting a landlord's lien foreclosure. Based upon the law regarding landlord liens, the Company has been advised by counsel that it has a strong chance of success in its claim against D&C Lemmons.

Key Bank v. Tollycraft, Cleveland Municipal Court
Judgement entered for charge back on a merchant service account in the amount of $5,945.00

Kenneth N. Findley and Island Dreamer, Inc. v. Tollycraft Yacht Corporation 125th Judicial District, Harris County, Texas
Original File Date: 1995
Claim for breach of express and implied warranties resulting from water damage caused by plugged drains and associated loss of market value. Default judgment set aside. Amended petition relief sought in the amount of $100,000 plus three times actual damages and legal costs.. Set for trial on August 24, 1998.

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

Southard v. Tollycraft Yacht Corporation
U.S. District Court
Claim for age discrimination and wrongful discharge. Settlement discussions are in process.

Stuart Yacht Builders, Inc. v. Tollycraft
19th Judicial district for Marion County Florida
Judgement entered in the amount of $8,872.09

Clark's Marine Services, Inc. v. Tollycraft
Cowlitz County Superior Court
Stipulated Judgement for $50,000 has been entered. Companion case shall be dismissed with prejudice and without costs

Phil Gentile v. Tollycraft
Cowlitz County District Court
Complaint for breach of contract and negligence in the amount of $15,000. A Notice of Appearance has been entered. Trial date set for August 13, 1998. Settlement negotiations are continuing.

Item 4.  Submission of Matters to a Vote of Security Holders.

None


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

                    Low      High
                    Bid      Bid

1996
March 31            9 3/8    11
June 30             6        11
September 30        6        11
December 31         6        11


1997
March 31            7        11
June 30             4         4
September 30        4         5
December 31         5 5/8     5 5/8

As of December 31, 1997, the closing bid price of the Company's common shares was $ 5 5/8. As of December 31, 1997, there were 389 holders of record of the Company's shares.

No dividends have been declared with respect to the Company's common shares since inception. The Company is not likely to pay any dividends in the foreseeable future. The Company intends to reinvest any earnings in its operations.

Item 6. Management's Discussion and Analysis.

The following narration outlines a program for Tollycraft Yacht Corporation to continue as a builder of luxury motor yachts. It contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the company. These forward-looking statements involve certain risks and uncertainties, and as such may involve known and unknown risks, uncertainties and other factors, including unpredictable delays or difficulties, which may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this document. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. (See also "Item 1. Description of Business. - Forward Looking and Cautionary Statements")

In July of 1996 due to the absence of profitable operations, the Company significantly reduced manufacturing activities and laid-off most non-essential administrative staff. In August of 1997 manufacturing activities were discontinued. Since that time Tollycraft management has concentrated it's efforts on relocating production facilities to the Gulf Coast of Mexico and moving administrative offices to a location in southern Florida. For a more complete discussion of the Company's relocation plans see the Sections entitled "Relocation of Corporate Headquarters" and "Relocation of Manufacturing and Production".

The Company has also redesigned existing yachts, added complementary models to the product line and developed manufacturing systems and procedures to greatly reduce total costs of yacht construction.

Improvements are outlined as follows:

? Consolidated existing yacht models so the Company produces yachts that have an acceptable profit margin.
? Designed and tested new yacht models that enhance the existing product line and have a projected profit margin of at least 20%
? Developed production sequencing, staging, tasking, and man loading systems that management believes will greatly increase production efficiency and overall quality of the yachts while reducing direct costs
? Developed a management information system that will track labor and material costs for each yacht under construction and produce internal reports for proper control of production costs
? Identified key personnel positions with necessary experience to implement and manage improved production methods
? Identified subcontractors who are capable of supplying major pre-manufactured components. Component manufacturing and modular construction techniques will greatly reduce direct labor costs and overall costs of construction
? Prepared to implement environmentally safe SCRIMP laminating process for additional labor and material cost savings
? Developed plan to purchase CNC router equipment to dramatically speed up design and construction of molds and tooling at significantly lower costs
? Redesigned and upgraded interior fit and finish of the yachts and modernized mechanical and electrical systems in all models.
? Consolidated and dramatically improved the dealer organization. Currently Tollycraft's dealer organization has floor plan financing available to them of over $20,000,000.
? Generated a backlog of $30,000,000 in orders for new yachts.

The internal and external costs of developing these improvements to Tollycraft's product line and manufacturing processes have been expensed when incurred in prior financial periods.

Additional Information:

During the third quarter of 1997 the Company experienced an attempt by its landlord to take over the Company through a forced liquidation. The property owner, who had been a member of the Company's "Capital Formation Committee", had agreed to accept stock in Tollycraft Yacht Corporation for his lease payments. On July 2, 1997 the Company was served with a "Writ of Restitution" for failure to make payments under the terms of the lease.
Prior to serving the Company with the "Writ", the landlord notified certain key vendors, customers, and debtors of his intentions for the takeover.

On the day of the court hearing for the Writ of Restitution, the landlord produced a document whereby Tollycraft Yacht Corporation and its officers would agree not to sue him for tortuous interference as a direct result of his actions. The document also required that Tollycraft not file a class action shareholder lawsuit against him, again as a result of his actions. Tollycraft Yacht Corporation and its officers opted to not sign any such agreement indicating it would not be in the best interest for the Company or its shareholders. In August, 1997 the Company vacated the manufacturing plant and surrendered the property to the landlord. For a short time, a reduced level of operations were relocated to a nearby warehouse to complete the then current active construction contract.

As a result of the Writ being served, Cowlitz County filed a notice of distraint on August 22, 1997 for the non payment of personal property tax. This prompted the IRS to also begin proceeding against the Company for unpaid taxes and withholdings. Vera Corporation, the senior secured debt holder for Tollycraft, has filed a notice to the taxing authorities informing them of their right to any of the assets of Tollycraft based on their UCC filing. Cowlitz County subsequently filed a release of distraint on the assets on October 17, 1997. Negotiations continue with the Internal Revenue Service and other creditors.

In December 1997, the landlord of Tollycraft Yacht Corporation seized some of the tangible assets of the Company including inventories, machinery and equipment, hull molds and miscellaneous office equipment. The items were subsequently auctioned under a landlord's lien. The Company believes based on statute and case law and has been advised by counsel that the landlords lien had expired and that there are several superior liens to any such landlord lien. Consequently, the landlord had no legal authority to seize and sell the assets. Both the landlord and the attorney for the landlord were notified prior to the sale. The Company will vigorously pursue all of its legal remedies in this case.

Tollycraft's Future:

Tollycraft Yacht Corporation, in its various business forms, has been manufacturing high quality watercraft for over 63 years. In that period of time the Company has produced some of the finest motor yachts available. However, historically unprofitable operations and the circumstances surrounding the Company's manufacturing facilities and landlord, require Tollycraft management to make significant changes to the way it does business.

Relocation of Corporate Headquarters:

In recent years, 80% of the larger yachts produced by the Company have been sold to clients located on the East Coast. The majority of these yachts were delivered into Florida. Florida is well known throughout the world as "The Yacht Capital of the World".

Tollycraft Yacht Corporation has announced that the Company's corporate headquarters will be relocated from southwest Washington to southern Florida. At this time a location in Miami is available with sufficient infrastructure which will allow the Company to establish its offices including administration, sales and marketing, engineering, purchasing and a Warranty/Service Center. This southern Florida location will give Tollycraft a much needed presence where high demand exists for yachts of Tollycraft quality. An office in this area will also give the Company access to some of the most talented marketing, engineering, design, and administrative employees in the industry.

For marketing, the Company will continue utilizing the existing dealer network and is also considering a strategic alliance with a major franchised yacht broker. This broker anticipates 50 major yacht dealerships across the United States and the rest of the world. Each franchisee would be required to carry an inventory of Tollycraft vessels. This could create a great deal of demand for Tollycraft's products.

Relocation of Manufacturing and Production:

In the past, the Company's manufacturing employees have been organized under a union contract. Even with concessions negotiated in the most recent labor contract, research has determined that existing contract rates are still among the highest in the industry. With thousands of man-hours required to produce each vessel, Tollycraft's yachts would become some of the most expensive yachts to produce in their class. With retail prices increased to cover these costs it became evident that Tollycraft must reduce costs or price itself out of existence.

The most significant costs savings available to Tollycraft Yacht Corporation will result from the Company's planned relocation of it's manufacturing facilities from southwest Washington to a marine oriented industrial complex in Progresso, Mexico. Tollycraft has been exploring several international locations and has selected Progresso, Mexico over other sites considered for several reasons.

1.  Location on the Gulf of Mexico and proximity to Florida
2.  The availability of an adequately trained work force
3. The area work force has a labor rate equivalent of $1.051 to $2.50 US dollars per hour
4.  Existing manufacturing facilities are available.
5. An approximate 50% reduction in the burdened costs of comparable facilities in the U.S.

Tollycraft Yacht Corporation is currently negotiating with the owners of three existing marine manufacturing facilities as possible joint venture partners or acquisition candidates. The three proposed joint venture partners have over 50 years of experience building and repairing commercial vessels. The focus of the negotiations is for the Mexican companies to provide the following:

? Manufacturing space in an existing industrial park
? Locate and prescreen the local work force to fill required production hourly and salaried positions with adequately trained workers
? Fund manufacturing labor costs and provide payroll and other administrative functions relating to the local work force as well as obtain all necessary government permits

Depending on the structure of the proposed agreements Tollycraft Yacht Corporation projects a fully burdened labor rate of $2.50 to $5.00 US per hour. Fully burdened labor rates include hourly and salaried employees in the Mexico facilities, manufacturing facilities costs, electricity and utilities, Mexico MRO expenses, communication, and travel expenses. This compares to Tollycraft's previous fully burdened labor rate at its closed U.S. facility of approximately $27.00 per labor hour. It is anticipated that the Mexican joint venture will fund all of the direct labor and costs of the production buildings in Mexico.

The Company plans to build 30' to 125' yachts in Mexico, with the yachts being built to the same standards of quality control as the products previously manufactured by Tollycraft. Materials used in construction would remain the same quality, with a majority of the materials being shipped from the United States. Major savings would result from lower direct labor costs as well as cost reductions in general and administrative expenses. In addition, this will allow the Company to broaden its product line and again offer smaller Tollycraft vessels that had previously been discontinued because domestic manufacturing costs became prohibitive.

The management of Tollycraft are continuing efforts to raise funds in order to proceed with this business plan. Alternatives being considered to improve the Company's financial position include converting current debt to equity through the issuance of preferred shares and the sale of common shares to raise working capital.

Toward this goal, the Company has signed an Investment Banking Agreement with Lloyd Wade Securities of Dallas, Texas, for a Private Placement of $2,500,000 to provide the necessary capital for Tollycraft to go forward with its plans. The Company also plans on issuing preferred shares of its stock to convert substantially all currently existing debt to equity and to repay all vendors and noteholders at 100%. This will leave the Company debt free with a positive equity section and funding for operations.

Results of Operations:

The Company operated at a greatly reduced capacity during the entire year. This is attributed to continuing unprofitable operations and the resulting lack of working capital caused by the losses. In August, the Company ceased all manufacturing activity. The last yacht completed was shipped in September.

During the year ended December 31, 1997, the Company incurred a net loss of $(3,041,401) which included excess plant capacity charges of $482,393. For the year ended December 31, 1996, the net loss was $(11,633,426). The Company also incurred a negative cash flow from operations of $(893,012) for the year ended December 31, 1997. This compares to a negative cash flow from operations of $(1,312,053) for 1996.

The Company's continuing operating losses are a reflection of an inadequate gross profit margin and low sales volume resulting from the suspension of manufacturing operations at the beginning of the third quarter. Gross Margins were ($401,013) for the year ended 1997 and ($577,691) 1996. There was a minor amount of manufacturing activity during the year. However, the majority of the manufacturing expenses incurred during the year were fixed costs relating to plant overhead expenses and some wages for essential personnel. These costs have been identified as "Excess plant capacity" on the Statement of Operations. Administrative overhead costs have been reduced to minimum requirements.

Management has emphasized the following areas to improve the operations of the
Company:

? Relocate manufacturing operations to the Yucatan Peninsula area of Mexico which will result in a projected 80% reduction in labor costs.
? Relocate administrative offices to southern Florida.
? Increase basic pricing on each yacht to improve gross margins and reflect the improved product being manufactured.
? Redefine manufacturing processes to produce yachts more efficiently and with greater profit margins.
? Select new materials to continue upgrading the quality of each yacht while emphasizing production efficiency.
? Implement a labor tracking information system to monitor and reduce direct labor costs.
? Design a new line of yachts to augment the current models offered. The new yachts will utilize updated manufacturing techniques and have greater profit margins.
? Develop relationships with dealers that are able to provide their own inventory financing.
? Increase the dealer network to increase sales volume and reach economies of scale.
? Purchase CNC equipment to lower costs and expedite manufacturing of molds and tooling and production of finished yachts.
? Implement new SCRIMP laminating process to reduce labor and material production costs.

Financial Condition:

The Company's internally generated cash flow has not been sufficient to finance its operations. The cumulative losses of the Company continue to be financed through current liabilities. Current liabilities of $12,821,893 exceed current assets of $407,281. Current liabilities include a revolving line-of-credit from a marine engine supplier. The loan is now unsecured as work-in-process inventories were liquidated in partial payment of the outstanding balance. Other current liabilities include working capital loans from finance companies, trade payables, advance deposits from customers, accrued payroll and related expenses, and undeposited payroll taxes and penalties.

During the year ended December 31, 1997 the Company issued convertible promissory notes that totaled $654,976. The notes are convertible at the option of the Company into Units. Each Unit is priced at $5.00 with selling agent/finders fees of $.50 deducted therefrom. Each Unit consists of one common share, one "C" warrant exercisable until March 5, 1998 for one common share at $6.00 and one "D" warrant exercisable until March 5, 1999 for one common share at $8.00. The proceeds were used for general working capital. As of December 31, 1997 the Company had not made a conversion election and continues to carry the debt on its books.

The Company has not made timely payments to its creditors. Deferred payment terms were negotiated with most creditors however the suspension of production activities has caused all payment agreements to be suspended. During the short periods of production trade vendors and material suppliers have provided the Company with its raw material needs on a COD basis. The Company does not expect any difficulties in obtaining raw materials once financing is obtained and production returns to a regular level.

Long-term debt of $1,606,436 (including current maturities) are mainly obligations assumed in exchange for plant machinery and equipment as well as molds and tooling necessary to manufacture the current line of yachts. As explained more fully in the Company's audited financial statements, the value of these assets have been impaired by the activities of the Company's landlord.

There were no significant capital expenditures during the year ended December 31, 1997. In the prior year approximately $310,000 was invested in the construction of molds and tooling for a new 48' pilothouse motor yacht. This new yacht design is planned to improve manufacturing processes and contribute a larger gross margin to the product mix.

Funds for the capital expenditures and financing of the operating losses were provided by a corresponding increase in current liabilities. In order to establish the Company as a viable competitor in the industry, management has established an aggressive time schedule to upgrade existing molds and tooling and manufacture additional molds and tooling for the newly designed line of yachts. Total capital expenditures necessary for completion of the product line upgrade and expansion is approximately $2,650,000. The Company is dependent on external sources of funding to complete the plan.

In order to begin production at regular capacity the Company is in need of additional capital to build production tooling, finance inventory and provide working capital. The Company is dependent on external sources of liquidity until projected levels of production and improvements in direct costs and production efficiencies are achieved which will return the Company to profitability and a positive cash flow. A material commitment for capital expenditures and working capital is necessary to meet the projected sales and production goals. The expected source for a majority of the funds is from financing provided by joint venture production partners for Mexico manufacturing activities, private placement investment offerings and a future public stock offering. There can be no assurance that the anticipated aforementioned improvements in operations can be achieved or additional financing or equity capital may be obtained by the Company on acceptable terms.

Environmental Matters

The Company is subject to environmental laws and regulations as well as stringent cleanup requirements. The Company does not anticipate any adverse environmental responsibility for closing manufacturing operations in Washington.

Year 2000 Compliance

The Company does not anticipate that year 2000 compliance will be a significant operational issue. Existing computer software will most likely be replaced in the transfer of the corporate office and manufacturing facilities to Florida and Mexico, respectively.

Item 7.  Financial Statements.

Timothy L. Steers
Certified Public Accountant, LLC
The River Forum
4380 S.W. Macadam, Suite 520
Portland, Oregon 97201
Phone: 503-274-6277
Fax: 503-274-6278
E-Mail: tlscpa@worldnet.att.net

                      REPORT OF INDEPENDENT AUDITOR

To the Stockholders
Tollycraft Yacht Corporation

I have audited the accompanying balance sheet of Tollycraft Yacht Corporation as of December 31, 1997, and the related statements of operations, changes in net capital deficiency, and cash flows, for the year then ended. These
financial statements are the responsibility of the Company's management.   My
responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Tollycraft Yacht Corporation as of December 31, 1996, were audited by other auditors whose report, dated October 2, 1997, included an explanatory paragraph on the methodology of the valuation of the Company's work-in-process inventory; an explanatory paragraph that described the change in the Company's method of accounting for revenue recognition; and an emphasis paragraph on the Company's ability to continue as a going concern.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Tollycraft Yacht Corporation as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

As more fully described in Note 12, certain work-in-process inventories, raw material inventories, and equipment have been seized by the Company's landlord. No adjustments have been made in the accompanying financial statements for this event as the outcome of this matter is uncertain.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has a working capital deficit, a net capital deficiency, and a net loss for the year that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/
April 28, 1998
Portland, Oregon

TOLLYCRAFT YACHT CORPORATION
Balance Sheets
December 31, 1997 and 1996

                                                  1,997       1,996
ASSETS

Current assets:
Cash                                              2,199         677
Accounts receivable                               4,280      32,000
Raw material inventories                        303,508     288,313
Work-in-process inventories                      96,909   1,867,999
Prepaid expenses                                    385       7,749
Total current assets                            407,281   2,196,738

Equipment, net                                2,478,855   2,731,394
Other asset                                     382,000     274,594

                                              3,268,136   5,202,726

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Checks issued in excess of bank deposits    $                 2,569
Notes payable                                 6,898,033   7,195,747
Accounts payable                              1,346,311   1,404,075
Accrued payroll and payroll related liabilit  2,759,710   2,776,741
Other accrued liabilities                       768,212     952,695
Customer deposits                               598,000     678,000
Long-term debt, due within one year             451,627     940,601
Total current liabilities                    12,821,893  13,970,428

Long-term debt                                1,154,809     534,289
Net deferred tax liabilities                    222,542     124,184

Commitments and contingencies

Net capital deficiency:
Common stock, no par value; authorized 100,000,000
shares, issued and outstanding 3,145,383 shares
in 1997 (2,781,854 shares in 1996)            4,366,171   2,829,703
Retained deficit                            (15,297,279)(12,255,878)
Net capital deficiency                      (10,931,108) (9,426,175)

                                              3,268,136   5,202,726

 TOLLYCRAFT YACHT CORPORATION
Statements of Operations
Years ended December 31, 1997 and 1996

                                                  1,997       1,996
Net sales                                       903,235   3,993,517

Cost of sales                                 1,304,248   4,571,208

Gross margin                                   (401,013)   (577,691)

Excess plant capacity                           482,393   1,755,861

Selling expenses                                 87,332     559,317

General and administrative expenses             508,938   1,001,232

Nonrecurring excess costs over net assets ac          -     727,893

Operating income                             (1,479,676)(10,621,994)

Other income (expenses):
Interest expense, net                        (1,000,491)   (950,081)
Nonrecurring restructuring of debt             (463,138)          -
Gain on sale of assets                                -      11,290
Other                                               262       5,080
Total other income (expenses)                (1,463,367)   (933,711)

Loss before provision for income taxes       (2,943,043)(11,555,705)

Provision for income taxes - deferred            98,358      77,721

Net loss                                     (3,041,401)(11,633,426)



Net loss per share                              (.99)         (4.11)

TOLLYCRAFT YACHT CORPORATION
Statements of Net Capital Deficiency
Years ended December 31, 1997 and 1996
                                            Common stock  Common stock    Retained   Net capital
                                                 Shares        Amount      deficit    deficiency
Balance at
31-Dec-95                                     6,107,061       635,110     (630,445)        4,665

Stock issued for Tollycraft
Acquisition Corporation                      66,221,143     2,194,593       -          2,194,593

Effect of 1-for-25 stock split              (69,546,350)          -         -            -

Effect of accounting change                           -           -           7,993        7,993

Net loss                                              -           -    (11,633,426)  (11,633,426)

Balance at
31-Dec-96                                     2,781,854     2,829,703  (12,255,878)   (9,426,175)

Shares issued for
equipment at $6.00 per share                     24,356       146,136         -          146,136

Shares issued for prepaid
professional services at
$6.00 per share                                  60,000       360,000         -          360,000

Shares issued in exchange for
notes payable                                    56,000       228,000         -          228,000

Shares issued for cash
at $6.00 per share                              130,055       802,332         -          802,332

Shares issued to employees                       93,118           -          -              -

Net loss                                                          -     (3,041,401)   (3,041,401)

Balance at
31-Dec-97                                     3,145,383    4,366,171   (15,297,279)  (10,931,108)

 TOLLYCRAFT YACHT CORPORATION
Statements of Cash Flows
Years ended December 31, 1997 and 1996

                                                  1,997       1,996
Cash flows from operating activities:
Net loss                                     (3,041,401)(11,633,426)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                   542,645     374,515
Gain on sale of assets                                -     (11,290)
Nonrecurring excess cost over net assets acq          -   6,727,893
Nonrecurring restructuring of debt              463,138           -
Changes in assets and liabilities, net of effects from
purchase of Tollycraft Acquisition Corporation:
Accounts receivable                              27,720      (3,224)
Inventories                                     361,066    (254,650)
Prepaid expenses                                  7,364     231,774
Checks issued in excess of bank balances        (22,569)     22,569
Accounts payable                                (57,764)    693,858
Accrued liabilities                             808,431   1,784,207
Customer deposits                               (80,000)    678,000
Deferred income taxes                            98,358      77,721
                                               (893,012) (1,312,053)
Cash flows from investing activities:
Proceeds from sale of assets                          -      14,305
Purchase of equipment                           (19,712)   (309,533)
Payment for purchase of Tollycraft Yacht
Corporation, net of cash required                            19,879
                                                (19,712)   (275,349)
Cash flows from financing activities:
Proceeds from notes payable                           -   3,360,044
Repayment of notes payable                            -  (1,728,649)
Repayment of long-term debt                        (386)    (43,460)
Proceeds from issuance of convertible notes payable
and debentures                                  112,300           -
Proceeds from sale of common stock              802,332              -
                                                914,246   1,587,935
Net increase in cash                              1,522         533
Cash at beginning of year                           677         144

Cash at end of year                               2,199         677


TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1997

1.  Nature of business and summary of significant accounting policies

Nature of business: Tollycraft Yacht Corporation, "the Company", is engaged in the manufacture and distribution of luxury motor yachts. The Company grants credit to its customers. The ability to collect its accounts receivable is affected by economic fluctuations in the geographic areas served by the Company.

Cash flows: For statement of cash flow purposes, cash paid for interest during 1997 was approximately $1,000 ($343,000 during 1996).
Supplemental disclosure of noncash investing and financing activities are as follows:

Issuance of $360,000 of common stock for prepaid professional services in 1997.
Issuance of $146,136 of common stock for equipment in 1997.
Conversion of $228,000 of notes payable into common stock in 1997. Exchange of $1,394,829 of work-in-process inventories in lieu of payment for notes payable in 1997.
Issuance of $29,958 of long-term debt for equipment acquired in 1997. Issuance of $228,000 of notes payable for professional services received in 1996.
Issuance of $2,194,593 of common stock for acquisition of Tollycraft Acquisition Corporation in 1996.

Inventories: Inventories are valued at the lower of average cost of market.

Equipment: Equipment is carried at cost. Additions and improvements to jigs, patterns and molds are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Revenue recognition: Revenue is recognized upon completion, shipment and title transfer of each yacht. Accordingly, revenue and costs of individual yachts are included in operations in the year during which they are completed.

Estimated warranties: The Company records a warranty accrual at the time of sale for estimated claims, based on actual claims experience. There is a general one-year parts and labor warranty to the original owner for defects in all Tollycraft built hulls, desk bridges, stringers and bulkheads.

Advertising:  The Company expenses the cost of advertising as incurred.
 Advertising expenses for 1997 was approximately $3,000 ($103,000 for 1996).

Pension and profit sharing plans: Union employees of the Company participate in a pension plan, which qualifies under Section 401 (k) of the Internal Revenue Code. The Company is required by the union contract to make annual contributions of $.05 per labor hour. There were no contributions made to the plan for 1997 or 1996.

Collective bargaining arrangements: Substantially all of the Company's non-management employees are covered by collective bargaining agreements. If the Company and the production workers are unable to agree on a new contract prior to expiration of the current contract, a work stoppage may occur that could adversely affect results of operations.

Income taxes: Income taxes are accounted for and reported using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

Deferred tax assets result principally form the Company's differences for recording warranty reserves for financial statement purposes. Deferred tax assets also result from net operating losses not yet utilized for tax purposes. Valuation allowances have been provided for those deferred tax assets as their utilization are uncertain. Deferred tax liabilities result principally from the use of accelerated depreciation for tax purposes.

Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding for 1997 was 3,074,699 (2,828,219 in 1996). Convertible notes, debentures, options and warrants are not considered common stock equivalents, as the affect would be anti-dilutive.

Significant risks and uncertainties: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the reserve for warranty expenses, costs of work-in-process inventory, contingent liabilities regarding their inventories and equipment, and federal penalties on unpaid payroll taxes. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassifications: Certain amounts in 1996 have been reclassified in the accompanying financial statements to conform to the 1997 presentation.

2.  Continued operations

As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations, is past due on several liabilities, and, as of December 31, 1997, the Company's current liabilities exceeded its current assets by approximately $12,400,000 and its total liabilities exceeded its total assets by approximately $10,900,000. These factors, among others, indicate that the Company may be unable to continue in existence without obtaining additional financing and ultimately achieving profitability.

The Company is currently in the process of raising additional equity capital and management is actively negotiating for new office and manufacturing facilities. The Company is seeking to relocate their manufacturing operations to Eastern Mexico, which is closer to the geographic area most served by the Company. Management believes that the efficiencies expected to be achieved by relocating to Mexico through lower operating overhead, together with the equity capital will enable the Company to achieve profitability.

The accompanying financial statements have been prepared on a basis of going concern, which basis contemplates the realization of assets and the satisfaction of liabilities as they become due through continuing operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence as the outcome of management's plans are uncertain.

3.  Other assets
Other assets consists of the following at December:
	1997	1996
Prepaid consulting services	$360,000	$            -
Deferred finance costs	-	252,594
Product rights not used in operations	  22,000	  22,000
Total other assets	$382,000	$274,594

4.  Equipment

Equipment consists of the following at December 31:
	1997	1996
Manufacturing equipment	$    486,126	$   354,480
Office furniture and fixtures	391,020	376,320
Molds and patterns	2,888,444	2,878,942
Vehicles	      39,958	               -
	3,805,548	3,609,742
Less accumulated depreciation	(1,326,693)	   (878,348)
Equipment, net	$  2,478,855	$2,731,394

Depreciation expense for 1997 was approximately $448,000 ($375,000 for 1996).


5.  Notes payable
Notes payable consists of the following at December 31:
	1997	1996
Note payable to Caterpillar Financial Services
Corporation under an expired line-of-credit agree-
ment, interest payable monthly at a variable rate
(which was 10.5% per annum at December 31,
1997), secured by substantially all assets.	$2,341,760	$3,000,000

Note payable to Vera Corporation under an expired
line-of-credit agreement, interest is payable
monthly at a rate of 12% per annum, secured
by substantially all assets.	3,444,792	3,055,317

Note payable to Commercial Factors of Portland, Inc.
under an expired line-of-credit agreement, interest
payable monthly at a variable rate (which was 12%
at December 31, 1997), secured by substantially
all assets.	150,993	133,969

Note payable to California Factors & Finance under
an expired line-of-credit agreement, interest is
payable monthly at 12.0% per annum, secured by
substantially all assets.	$   313,958	$   278,461

Note payable to Voyager Select IPO Fund, borrowings
bear interest at 24% per annum, was due April 1997,
secured by certain equipment, convertible into common
stock of the Company at a conversion price equal to
50% of the closing bid price of the common stock on
the conversion date.	646,530	508,219
Notes payable to individuals for services rendered.	       -	   228,000
	$6,898,033	$7,195,747

6.  Other accrued liabilities
Other accrued liabilities consists of the following at December 31:
	1997	1996
Property taxes	$  53,462	$  34,212
Estimated liabilities for warranties	109,688	116,844
Interest	345,689	339,032
Excise taxes	53,209	48,671
Other	206,164	413,936
Total other accrued liabilities	$768,212	$952,695

7.  Long-term debt
Long-term debt consists of the following at December 31:
	1997	1996
Non-interest bearing note payable to supplier,
was due June 1996, secured by inventories	$     19,090	$     19,090

8% note payable to the Internal Revenue
service, payable in semi-annual installments
of $70,646 including interest,
was due July 1996	                        314,503	314,503


8% note payable to the Washington State Labor
and Industries Division, payable in semi-annual
payments of $2,219 including interest, was due
July 1996	$       9,878	$       9,878

8% note payable to Transamerica, payable in
monthly installments of $3,500 including interest,
was due July 1996, secured by personal property,
inventories and accounts receivable	50,000	50,000

Non-interest bearing note payable to supplier,
payable monthly installments of $1,032, due
June 1999, secured by inventories	50,884	50,884

8% note payable to Cowlitz County, payable in
monthly installments of $160 including interest,
due June 1999, secured by personal property	7,874	7,874

Non-interest bearing notes payable to suppliers,
due July 1999, discounted at an interest rate	509,056	426,236

Non-interest bearing unsecured note payable to
vendor, due July 1999, discounted at an interest
rate of 8%	94,254	88,469

Non-interest bearing unsecured note payable to
a related party, due July 1999, discounted at
an interest rate of 8%	56,901	51,206

11.5% contract payable to GMAC, payable in
monthly installments of $668 including interest,
due June 2002, secured by vehicle	29,572	-

10% debentures payable, interest payable in
semi-annual payments for 4 years.  The
debentures are convertible into common stock
of the Company at a rate of $.75 per share	18,700	17,000

Convertible notes payable to individuals, due
at various times, bearing variable interest
rates based on Wall Street prime plus 1%.	   445,724	   439,750
	$1,606,436	$1,474,890
Total long-term debt	$1,606,436	$1,474,890
Less amount due within one year	   451,627	   940,601
	$1,154,809	$   534,289

Maturities of long-term debt for each of the years ending subsequent to December 31, 1998 are as follows:

Years ending December 31:
1999	$   672,924
2000	6,417
2001	7,159
2002	3,884
Thereafter	     464,425
	$1,154,809

8.  Deferred income taxes
Net deferred tax liabilities consists of the following at December 31:
	1997	1996
Deferred tax assets:
Net operating loss carryovers	$ 6,634,626	$ 5,635,699
Other	        7,928	        7,928
	6,642,554	5,643,627

Deferred tax liabilities:
Depreciation	(225,479)	(127,121)
Other	       (4,991)	       (4,991)
	(230,470)	(132,112)
Valuation allowance for deferred tax asset	(6,634,626)	(5,635,699)
Net deferred tax liabilities	$   (225,542)	$   (124,184)

The Company had net operating loss carryovers as of December 31, 1997 of approximately $19,500,000 ($16,600,000 for 1996) available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire $3,100,000 in 2010; $2,000,000 in 2011;
$11,500,000 in 2012 and $2,900,000 in 2013.

9.  Major customers
The Company distributes its yachts through a select group of dealers nationwide. Sales to one of these dealers in 1997 represented 100% of sales (three largest dealers represented 57%, 24% and 11% in 1996.)

10.  Stock options

In 1996 the Board of Directors approved an employee stock option plan, known as the 1996 Employee Stock Option Plan, and reserved 600,000 shares of common stock for issuance to key employees under the plan. In 1997 the Company granted options to purchase an aggregate of 360,000 shares of common stock under the 1996 Employee Stock Option Plan. The options exercise price is $6.00 per share and 45,000 shares were exercisable until September 1997 and 315,000 shares are exercisable over five years and expire in February 2002. As of December 31, 1997, there were 240,000 shares available for grant; there were 315,000 shares exercisable at $6.00 per share, which aggregates $1,890,000, if fully exercised.

In January 1996, an officer of the Company was granted an option to purchase 120,000 shares of common stock at $9.25 per share, exercisable over a period of two years beginning on the date the note payable with Vera Corporation is fully paid and no longer outstanding.

On that same date, an officer of the Company was granted an option to purchase 40,000 shares of common stock exercisable as follows: up to 10,000 shares at $9.25 per share by December 31, 1996; any unexercised shares and up to 10,000 additional shares at $12.50 per share by December 31, 1997; any unexercised shares and up to 10,000 additional shares at a price equal to 50% of the bid price on the date exercised per share by December 31, 1998; any unexercised shares and up to 10,000 additional shares at a price of 50% of the bid price on the date exercised per share by December 31, 1999. Any unexercised shares expire on December 31, 1999. As of December 31, 1997, 20,000 shares of the Company's common stock was exercisable at an aggregate purchase price of $217,500.

In June 1996, key persons of the Company were granted options to purchase an aggregate of 3,800 shares of common stock at a price equal to 50% of the bid price on the date exercised per share, and exercisable over two years from the date of grant. As of December 31, 1997, 3,800 shares of the Company's common stock were exercisable.

11.  Common stock
In a private placement, the Company offered up to $3,000,000 of convertible promissory notes payable. The notes are convertible, at the option of the Company into "units". A unit entitles the holder to purchase one restricted share of common stock of the Company, one "A" warrant to purchase one share of common stock of the Company exercisable until January 15, 1997 at $4.00 per share, and one "B" warrant to purchase one share of common stock of the Company exercisable until January 15, 1998 at $6.00 per share. The rate of conversion equals 50% of the average public bid price of the Company's common stock for the 10 days preceding the call provision. As of December 31, 1997, the Company had issued $550,350 of notes payable net of $104,626 of deferred financing cost. In February 1997, the Company announced its intention to exercise their call provision and extended the exercise date of the "A" warrants to January 15, 1998 and of the "B" warrants to January
15, 1999.

In February 1997, the Board of Directors authorized the issuance of
600,000 units at $5.00 per unit, aggregating $3,000,000.   Each unit
consists of one share of common stock, one "C" warrant to purchase one share of common stock at $6.00 per share of the Company exercisable until March 5, 1998, and one "D" warrant to purchase one share of common stock at $8.00 per share of the Company exercisable until March 5, 1999. There were no shares exercisable at December 31, 1997.

In 1997, management of the Company entered into agreements with Lloyd Wade Securities, Inc. to provide investment banking and advisory services and to assist with the offering of up to $3,000,000 of its common stock.

In December 1996, the Board of Directors authorized a 1-for-25 reverse stock split of the Company's common stock. All share amounts in the accompanying financial statements have been adjusted to reflect this stock split.

12.  Commitments and contingencies
In October 1997, the landlord of the building in which the Company leased its office and manufacturing facilities seized substantially all of the Company's personal property consisting of all work-in-process inventories, raw material inventories and all manufacturing equipment, office furniture and fixtures, and molds and patterns for failure to pay rent under their lease agreement. The landlord also filed a claim against the Company for approximately $291,000. In December 1997, the landlord held a lien foreclosure sale and sold all personal property it had seized.

The company believes it has a substantial claim against the landlord for unlawfully conducting a landlord's lien foreclosure sale at a time after the landlord's lien had expired. The Company also believes that certain equipment; molds and patterns sold had preferential liens against them.
 Based on a third party appraisal, the value of just the molds and patterns sold was approximately $5,900,000. The Company intends to vigorously defend the matter and believes it has a reasonable possibility of a favorable outcome. No adjustments have been made in the accompanying financial statements for any gain or loss contingency, as the outcome of the matter is uncertain.

In February 1997, the Company entered into a retainer agreement relating to legal services for securities matters with compensation at a rate of $6,000 per month payable either in common stock of the Company registered with the Securities and Exchange Commission under regulation S-8, if available, and valued at the lowest bid price during the month payable, or in restricted common stock valued at 50% of the lowest bid price during the month payable.

13.  Subsequent events

In February 1998, the Company reserved 2,000,000 shares of its common stock for sale in connection with a proposed agreement for the relocation of its manufacturing facility to Yucatan, Mexico.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The partner in charge of the Company's account at Isler & Company, the Company's former accountant, formed his own auditing firm. The Company has elected to continue its relationship with the partner in charge of its account. Accordingly, effective June 29, 1998 the Company's accountant was changed from Isler & Company, CPA's to Timothy L. Steers, CPA, LLC.

The principal accountant's report on the financial statements for 1997 and 1996 contain a paragraph on the Company's ability to continue as a going concern

The decision to change accountants was approved by the board of directors.

There are no disagreements with either accounting firm.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Peter D. Hobbs         53          Chairman, Chief Executive Officer,
                                   Secretary, Director

D.R. Cooley            43          President, Chief Operating Officer
                                   Chief Financial Officer, Director

All officers are elected by the Board of Directors and serve until the next election of officers in conjunction with the annual meeting of the stockholders as provided in the By-laws.

Peter D. Hobbs has been the Chairman and a Director of the Company and its predecessors since 1996. He has been involved in investment banking and capital raising since 1972. Mr. Hobbs was previously a director of Travis Industries, Inc. He has worked for several overseas companies actively involved in raising capital for both domestic and overseas entities. One of these companies presently controls the majority of voting stock of Tollycraft.

D.R. Cooley has been the President of the Company and its predecessors since 1994, and a Director since 1996. He has held positions in business and finance with responsibility in investment banking, financing, and management of closely held businesses since 1977. Experienced in manufacturing entities, management buyouts, and turn around activities.

Compliance with 16(a) of the Exchange Act. Federal securities laws require the Company's directors, certain of its officers, and persons owning beneficially more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. The Company is required to disclose any failure of persons, who at any time during the fiscal year, were directors, officers required to report, or more than ten percent (10%) beneficial owners, to file timely those reports during the fiscal year. The Company undertakes the responsibility to file all required reports on behalf of its directors and officers. To the Company's knowledge, based solely upon information furnished to the Company by its directors and certain of its officers, during the fiscal year ended December 31, 1997, all of the Company's directors, officers required to report, and greater than ten percent (10%) beneficial owners made all such filings on a timely basis, except for the following: D.R. Cooley.


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
and                                               Compen-  Stock       lying         LTIP       Compen-
Principal                                         sation   Award(s)    Options/      Payouts    sation
Position           Year    Salary ($)  Bonus ($)   ($)      ($)        SARs

Peter D. Hobbs     1997   ...
Chairman, Chief    1996   ...
Executive Officer  1995   ...
Secretary

D.R. Cooley        1997   96,000                 9,000 (1)
President,         1996   96,000                 9,000 (1)            160,000 (2)
Chief Executive    1995   96,000                 9,000 (1)
Officer, Chief
Financial Officer

(1) Pertains to a $750 per month automobile allowance.
(2) Pertains to 1996 Option Grants (See hereinbelow.)

1996 Option Grants. The following table shows information regarding grants of stock options in 1996 to the executive officers named in the Summary
Compensation Table.

                          Individual Grants

(a)	            (b)	             (c)	             (d)	           (e)
                Number of        % of Total
                Securities       Options/SARs
                Underlying       Granted to       Exercise
                Options/SARs     Employees        or Base        Expiration
Name            Granted (#)	     In Fiscal Year	  Price ($/Sh)   Date

Peter D. Hobbs  ...

D.R. Cooley	   120,000	          50%	             9.25/Share    variable (1)
              	 40,000	          50%	             9.25/Share	   12/31/99 (2)

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

There was no compensation paid in the last fiscal year for services as a director of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the only entities known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company.

Name and                Amount and
Address of              Nature of
Beneficial              Beneficial              Percent
Owner                   Ownership               of Class

Kramfors Limited,       1,448,431               46%
2 Ice House Street,     Option to
Suite 202,              acquire,
Central Hong Kong       voting power*

*subject to a Voting Trust Agreement wherein Peter D. Hobbs is voting trustee on behalf of Kramfors Limited.

The following table sets forth the number of shares of Common Stock of the Company beneficially owned at December 31, 1997, by each director, by each of the executive officers included in the Summary Compensation Table, and by all directors and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock so owned by each such person and such group.

Name and                Amount and
Address of              Nature of
Beneficial              Beneficial              Percent
Owner                   Ownership               of Class

Peter D. Hobbs          1,448,431               46%
                        Voting Trustee

D.R. Cooley                     0                0%

Total                   1,448,431               46%

Item 12.  Certain Relationships and Related Transactions.

Peter D. Hobbs, Chairman, Secretary, Director:
Mr. Hobbs is an employee of Kramfors Limited.  Kramfors Limited has identified
Mr. Hobbs as the voting trustee of 46% of the common shares of the Company.

During 1996 and 1997, Corporate Developers of America provided consulting and management services to Tollycraft Yacht Corporation. Mr. Hobbs is the Executive Director of Corporate Developers of America.

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

9.1 Voting Trust Agreement (2)

9.2 Assignment of Voting Trust Agreement (5)

10.1 *1996 Employee Stock Option Plan (3)

10.2 *Consulting Agreement between Tollycraft and Kramfors Limited (5)

10.3 *Incentive Stock Option Agreement between Tollycraft and D.R. Cooley (6)

10.4 *Stock Option Agreement between Tollycraft and D.R. Cooley (6)

21 Subsidiaries of the registrant (1)

23 Consent of experts (1)

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

(6) Incorporated by reference to the Registrant's Annual Report for the period ended December 31, 1996 on Form 10-KSB as filed electronically on November 19,
1997.

*Compensatory plan or arrangement.

   (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                              POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby authorizes
Peter D. Hobbs, the agent for service named in this Report, with full power to act alone, to file one or more amendments to this Report, which amendments may make such changes in this Report as such agent for service deems appropriate, and the Registrant and each such person hereby appoints such agent for service as attorney-in-fact, with full power to act alone, to execute in the name and in behalf of the Registrant and any such person, individually and in each capacity stated below, any such amendments to this Report.


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

Date: August 26, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title               Date

/s/_______________________________                        8-26-98
D.R. Cooley                           President, Chief
                                      Operating Officer,
                                      Chief Financial
                                      Officer, Director

/s/_______________________________                        8-26-98
Peter D. Hobbs                           Chairman, Chief
                                      Executive Officer,
                                      Secretary, Director
