Form 10QSB
period 1998-03-31
TOLLYCRAFT YACHT CORP
filed 1998-08-28
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended March 31, 1998

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


                 8201 Peters Road, Plantation, Florida 33324
            (Address of principal executive offices)  (Zip Code)

                             (800) 999-9381
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

The number of shares of common stock outstanding as of March 31, 1998 is 5,179,352.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tollycraft Yacht Corporation
First Quarter - 1998

Balance Sheet
                                           December 31,     March 31,
                                               1997           1998
Current Assets
   Cash                                           2,199          2,128
   Accounts receivable                            4,280          4,280
   Inventory - Raw materials                    303,508        303,508
   Inventory - Work-in-process                   96,909         96,909
   Other current assets                             385            154
                                                407,281        406,979

Property and Equipment, net                   2,478,855      2,462,565


Other Assets                                    382,000        382,000

Total Assets                                  3,268,136      3,251,544


Current Liabilities
   Accounts payable                           1,346,311      1,394,856
   Accrued payroll & taxes                    2,759,710      2,786,929
   Notes payable                              6,898,033      7,045,383
   Other current liabilities                    768,212        845,936
   Customer deposits                            598,000        598,000
   Long-term debt - due within one year         451,627        452,000
                                             12,821,893     13,123,104

Net Deferred Tax Liabilities                    222,542        222,542

Long-term Debt                                1,154,809      1,176,674


Stockholders Equity (Deficit)
   Common Stock                               4,366,171      4,480,303
   Retained earnings (deficit)              (15,297,279)   (15,751,079)
                                            (10,931,108)   (11,270,776)

Total Liabilities and Stockholders Equity     3,268,136      3,251,544




Statement of Operations

                                                      Three Months
                                                     Ended March 31,
                                                   1997           1998

Net sales                                         514,955              0

Cost of sales                                     466,026              0

Gross Margin                                       48,929              0

Excess plant capacity                             280,557              0

Selling expenses                                   53,283              0

General and administrative expenses               120,844        205,142

Income (loss) from operations                    (405,755)      (205,142)

Other income (expenses):

   Interest, net                                 (246,972)      (248,658)

Total other income (expenses)                    (246,972)      (248,658)

Income (loss) before provision for income tax    (652,727)      (453,800)

Net income (loss)                                (652,727)      (453,800)





Statement of Cash Flows
                                                        Three Months
                                                       Ended March 31,
                                                    1997           1998

Cash, January 1,                                     677           2,199

Cash flows from operating activities:
   Net loss                                     (652,727)       (453,800)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                               95,843          16,290
Change in assets and liabilities
       Accounts receivable                        (8,000)              0
       Material inventory                         (5,033)              0
       Work-in-process inventory                 168,070               0
       Other current assets                      356,733)            231
       Accounts payable                         (137,939)         48,545
       Accrued payroll & taxes                    44,197          27,219
       Other current liabilities              (1,394,069)         77,724
                                              (2,246,391)       (223,791)

Cash flows from investing activities:
   Purchase of other assets                      (52,960)              0
   Purchases of equipment                       (146,135)              0
                                                (199,095)              0

Cash flows from financing activities:
   Proceeds from notes payable                   316,429         147,350
   Proceeds from long-term debt                  617,354          22,238
   Issuance of common stock                    1,514,468         114,132
                                               2,448,251         283,720

Net increase (decrease) in cash                    2,765             (71)

Cash, March 31                                     3,442           2,128




TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Three Months Ended March 31, 1998

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

Note 3 - Equipment
Equipment consists of the following

Manufacturing equipment			$    391,020
Office furniture and fixtures		     486,126
Yacht molds and patterns		   2,888,444
Vehicles			              39,958
					   3,805,548
Less accumulated depreciation	        (  1,342,983)
					$  2,462,565

Note 4 - Notes Payable
The Company has working capital loans with Vera Corporation, Commercial Factors, California Factors and Finance, and Caterpillar Financial Services Corporation. Interest on borrowings is payable monthly at rates of 10% to 12%. Borrowings are secured by substantially all assets. The Company is currently not in compliance with the payment and borrowing terms required by the creditors.

Note 5 - Long-term Debt
Long-term debt consists of various obligations assumed in 1994 by Tollycraft Acquisition Corporation in connection with the purchase of the yacht manufacturing business, tooling, molds, patterns and all rights and privileges to the name "Tollycraft".

Note 6 - Provision for Income Taxes
Deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities. The classification of the resulting deferred tax assets and liabilities is based upon the classification of the related balance sheet asset or liability. Deferred tax assets and liabilities result principally from the Company's net operating loss carryforwards, differences in depreciation methods for tax purposes and other temporary differences.




Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe,""estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions.

During the first quarter, the management of Tollycraft Yacht Corporation was concentrating efforts on negotiating joint venture agreements with a Mexican partner and relocating production facilities to Mexico. Plans for the relocation of corporate headquarters to southern Florida were also ongoing. The management group has identified specific goals for the next 12 to 24 month period including:

1. Complete the plan of relocation and equity financing to restart production operations in Mexico
2. Relocate corporate headquarters to southern Florida
3. Invest in updating and redesigning the current product line
4. Complete development of a new series of yachts
5. Maintain customer and dealer relationships
6. Shape maximum customer confidence
7. Expand the dealer network
8. Identify and purchase CNC equipment
9. Implement SCRIMP laminating process

Significant expenses have been incurred to date to implement these goals. In order for the Company to meet its cash requirements and continue operating, the Company must obtain additional debt or equity financing.

Results of Operations

Current operating results were as expected and budgeted by management. All production has been discontinued and all non-essential personnel have been laid off. A net loss of $(453,800) was incurred primarily due to the budgeted fixed costs of management and other ongoing contractual financial obligations.

The majority of the manufacturing expenses incurred during the first quarter of 1997 were fixed costs relating to overhead expenses. These costs have been identified as "Excess plant capacity" on the Statement of Operations.


Financial Condition

The cumulative losses of the Company continue to be financed with current liabilities. Current liabilities of $13,123,104 exceed current assets of $406,979 resulting in a current ratio of .03.

Other assets include prepaid consulting fees of $360,000 purchased with the issuance of common stock pursuant to an employee benefit plan.

The Company has not made timely payments to its debt holders, trade suppliers, material vendors, and various taxing authorities. Deferred payment terms have been or are being negotiated with various taxing authorities. State and local taxing authorities have agreed to payment terms while negotiations continue with federal authorities.

The Company is considering numerous alternatives to improve its financial position, meet trade obligations, pay delinquent tax balances, and fund capital expenditure requirements. These include converting current debt to equity through the issuance of preferred shares and the sale of common shares to raise working capital. The Company has engaged the services of professional advisors to perform the financing activities.

Lastly, the Company has signed an Investment Banking Agreement with Lloyd Wade Securities of Dallas, Texas, for a Private Placement of $2,500,000 to provide the necessary capital for Tollycraft to go forward with its plans.

Other Information

On February 23, 1998 the Company announced that it had signed three letters of intent to joint venture with three marine oriented businesses in the State of Yucatan, Mexico. The joint ventures will produce 39' to 125' Tollycraft Yachts, provide repair facilities for pleasure and commercial craft to 150', and develop a 125 slip marina and related retail marine facilities. The ventures will also have an additional 15 acres of waterfront property for future expansion.

Tollycraft management selected businesses in the State of Yucatan primarily because of their close proximity to the USA markets. In addition, these businesses have a 30 year history of steel and fiberglass vessel production and repair.

The capabilities of these facilities and the expected 80% reduction in direct labor production costs will allow the Company to competitively price its products and services and assure it a place as a world leader in the marine industry.

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

In order to move into the 21st century and beyond Tollycraft is making some massive changes in its organization, manufacturing, marketing, and sales. The boating industry itself is maturing with many companies being purchased or merging with other entities. This consolidation process is being recognized as a healthy improvement in the yacht building industry. Just as important is the perceived favorable climate for the yacht consumer.

As explained in "Other Information", Tollycraft's future plans are to outsource the manufacturing of all yachts to facilities in Mexico under joint venture agreements with Mexican businesses.

The Company plans to build 39' to 125' yachts in Mexico, with the yachts being built to the same standards of quality control as the products previously manufactured by Tollycraft. Materials used in construction would remain the same quality, with a majority of the materials being shipped from the United States. Major savings would result from lower direct labor costs as well as cost reductions in general and administrative expenses. In addition, this will allow the Company to broaden its product line and again offer smaller Tollycraft vessels that had previously been discontinued because domestic manufacturing costs became prohibitive.

Tollycraft Yacht Corporation has also announced that the Company's corporate headquarters will be relocated from southwest Washington to southern Florida. At this time a location in Miami is available with sufficient infrastructure which will allow the Company to establish its offices including administration, sales and marketing, engineering, purchasing and a Warranty/Service Center. This southern Florida location will give Tollycraft a much needed presence where high demand exists for yachts of Tollycraft quality. An office in this area will also give the Company access to some of the most talented marketing, engineering, design, and administrative employees in the industry.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Caterpillar Financial Services Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $2,661,209 including accrued interest in arrears of $319,449.

Vera Corporation
The Company has not made timely payments as required by the debt agreement. Total debt is $3,548,226 including accrued interest in arrears of $1,006,654.

Commercial Factors of Portland
The Company has not made timely payments as required by the debt agreement Total debt is $155,528 including accrued interest in arrears of $35,528.

California Factors & Finance
The Company has not made timely payments as required by the debt agreement. Total debt is $323,339 including accrued interest in arrears of $70,248.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On February 25, 1998 the Board of Directors reserved for issuance up to 2,000,000 common shares for sale to Manuel Gomez Ramos, Attorney at Law, Trust Account for up to $6,000,000 cash or other compensation in a regulation S. transaction. The purchase price would be $3.00 per share. The Corporation reserves the right to reject all or any part of such other compensation at its sole discretion. The stock is being acquired specifically to be used in the joint venture agreements that the Company is entering into; specifically, Zena Atilleros Pergasa Marina Tortuga located in Progresso, Yucatan.

The Company issued 8,044 shares of common stock pursuant to the 1996 Employee Stock Option Plan for contribution to the Tollycraft Union 401(k) Plan and Trust. The contribution is for plan years 1993, 1995, and 1996 totaling $24,132. The price is to be $3.oo per share.

The Company issued 20,000 of common stock to J.A. Overton Company as payment for services rendered. The shares are part of the S-8 registration currently in effect and filed with the Securities and Exchange Commission on December 12, 1997.

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

Tollycraft Yacht Corporation
    (Registrant)


Date: August 26, 1998


By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer