Form 10QSB
period 1998-06-30
TOLLYCRAFT YACHT CORP
filed 1998-08-28
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended June 30, 1998

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

The number of shares of common stock outstanding as of June 30, 1998 is 5,199,352.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.


                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tollycraft Yacht Corporation
Second Quarter - 1998

Balance Sheet
                                   December 31,    June 30,
                                       1997          1998
Current Assets
   Cash                                  2,199         2,241
   Accounts receivable                   4,280             0
   Inventory - Raw materials           303,508       303,508
   Inventory - Work-in-process          96,909        96,909
   Other current assets                    385             0
                                       407,281       402,658

Property and Equipment, net          2,478,855     2,446,830


Other Assets                           382,000       382,000

   Total Assets                      3,268,136     3,231,488


Current Liabilities
   Accounts payable                  1,346,311             0
   Accrued payroll & taxes           2,759,710             0
   Notes payable                     6,898,033             0
   Other current liabilities           768,212             0
   Customer deposits                   598,000             0
   Long-term debt - due within one     451,627             0
                                    12,821,893             0

Net Deferred Tax Liabilities           222,542             0

Long-term Debt                       1,154,809             0


Stockholders Equity (Deficit)
   Preferred Stock                           0    14,833,181
   Common Stock                      4,366,171     4,540,303
   Retained earnings (deficit)     (15,297,279)  (16,141,996)
                                   (10,931,108)    3,231,488

Total Liabilities and
Stockholders Equity                  3,268,136     3,231,488

Statement of Operations

                                            Three Months                 Six Months
                                           Ended June 30,              Ended June 30,
                                         1997          1998          1997          1998
Net sales                              241,816             0       756,770             0

Cost of sales                          208,763             0       674,790             0

Gross Margin                            33,053             0        81,980             0

Excess plant capacity                  253,182             0       533,737             0

Selling expenses                        24,437             0        77,721             0

General and administrative expenses    147,395       134,844       268,238       339,985

Income (loss) from operations         (391,961)     (134,844)     (797,716)     (339,985)

Other income (expenses):
   Interest, net                      (254,971)     (256,073)     (501,943)     (504,732)
   Gain on sale of assets                    0             0             0             0
   Other                                     0             0             0             0
        Total other income (expense)  (254,971)     (256,073)     (501,943)     (504,732)

Income (loss) before provision for    (646,932)     (390 917)   (1,299,659)     (844,717)

Provision for income taxes - deferred        0             0             0             0

Net income (loss)                     (646,932)     (390,917)   (1,299,659)     (844,717)


Statement of Cash Flows
                                              Six Months
                                             Ended June 30,
                                           1997          1998

Cash, January 1,                               677         2,199

Cash flows from operating activities:
   Net loss                             (1,299,659)     (844,717)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                        193,019        32,025
   Change in assets and liabilities:
       Accounts receivable                  (8,000)        4,280
       Material inventory                   (3,695)            0
       Work-in-process inventory           285,703             0
       Other current assets               (368,829)          385
       Accounts payable                    (73,140)   (1,346,311)
       Accrued payroll & taxes             104,585    (2,759,710)
       Customer deposits                   (15,200)     (598,000)
       Other current liabilities        (1,290,989)     (768,212)
       Deferred tax liability                7,928      (222,542)
                                        (2,468,277)   (6,502,802)

Cash flows from investing activities:
   Purchase of other assets                (62,960)            0
   Purchases of equipment                 (191,908)            0
                                          (254,868)            0

Cash flows from financing activities:
   Proceeds from notes payable             534,854       299,587
   Repayment of notes payable                    0    (7,197,620)
   Proceeds from long-term debt            683,134        47,150
   Repayment of long-term debt                   0    (1,653,586)
   Issuance of preferred stock                   0    14,833,181
   Issuance of common stock              1,514,468       174,132
                                         2,732,456     6,502,844

Net increase (decrease) in cash              9,311            42

Cash, June 30,                               9,988         2,241


TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Six Months Ended June 30, 1998

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

Note 3 - Equipment
Equipment consists of the following

Manufacturing equipment			$    391,575
Office furniture and fixtures		     486,126
Yacht molds and patterns 		   2,888,444
Vehicles                                  39,958
                                       3,806,103
Less accumulated depreciation	      (  1,359,273)
                                    $  2,446,830

Note 4 - Notes Payable and Long-term Debt
The Company had working capital loans with Vera Corporation, Commercial Factors, California Factors and Finance, and Caterpillar Financial Services Corporation. Interest on borrowings accrued monthly at rates of 10% to 12%. Borrowings are secured by substantially all assets.

Long-term debt consists of various obligations assumed in 1994 by Tollycraft Acquisition Corporation in connection with the purchase of the yacht manufacturing business, tooling, molds, patterns and all rights and privileges to the name "Tollycraft".

Debt Conversion - On June 29, 1998, the Board of Directors of Tollycraft Yacht Corporation resolved to convert all debt, secured and unsecured, to equity through the issuance of capital stock. The Company will issue up to 1,500,000 shares of its authorized 5,000,000 preferred shares of its capital stock proportionately to all debt holders of record as of June 29, 1998. The financial statements have been adjusted to show the issuance of the preferred shares.

Contingent Liability: Negotiations for the conversion of certain tax liabilities payable to various taxing agencies that were included in the debt conversion with the issuance of preferred stock have not been finalized. In the event that a total agreement cannot be reached, an alternate payment plan that may or may not include stock will be arranged which may include restating the obligations as a debt.

Note 5 - Provision for Income Taxes
Deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities. The classification of the resulting deferred tax assets and liabilities is based upon the classification of the related balance sheet asset or liability. Deferred tax assets and liabilities result principally from the Company's net operating loss carryforwards, differences in depreciation methods for tax purposes and other temporary differences.

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

During the second quarter, the management of Tollycraft Yacht Corporation was concentrating efforts on finalizing joint venture agreements with the Mexican partners and the acquisition of additional land parcels from the Mexican government. These are the final steps in Tollycraft's plan of relocating the production facilities to Mexico. Plans for the relocation of corporate headquarters to southern Florida were also ongoing. The management group has identified specific goals for the next 12 month period including:

1. Complete the plan of relocation and equity financing to restart production operations in Mexico
2. Relocate corporate headquarters to southern Florida
3. Complete updating and redesigning of the current product line
4. Complete development of a new series of yachts
5. Maintain customer and dealer relationships
6. Shape maximum customer confidence
7. Expand the dealer network
8. Identify and purchase CNC equipment
9. Implement SCRIMP laminating process

Significant expenses have been incurred to date to implement these goals. In order for the Company to meet its cash requirements and continue operating, the Company must obtain additional debt or equity financing.

Results of Operations

Current operating results were as expected and budgeted by management. With domestic production discontinued, the majority of expenses incurred were primarily due to the budgeted fixed costs of management and other ongoing contractual financial obligations. Further expenses have been incurred in connection with the costs of developing the current business plan and negotiating joint venture agreements for production in Mexico.

The majority of the manufacturing expenses incurred during 1997 were fixed costs relating to overhead expenses. These costs have been identified as "Excess plant capacity" on the Statement of Operations.

Financial Condition

During the second quarter of 1998, Tollycraft Yacht Corporation completed negotiations with the Company's largest secured creditors for the conversion of debt to equity. On June 29, 1998 the Company announced that it would convert its total debt of approximately $14,850,000 to equity in the form of free trading preferred shares of Tollycraft Yacht Corporation stock. This conversion will represent 100% payment to all of the Company's creditors as of June 30, 1998. In addition to the preferred shares being issued each creditor will receive warrants to purchase additional common shares of Tollycraft Yacht Corporation. The warrant package will be available to preferred shareholders as of specific dates over the next 36 months.

The Company has signed an Investment Banking Agreement with Lloyd Wade Securities of Dallas, Texas, for a Private Placement of $2,500,000 to provide the necessary capital for Tollycraft to go forward with its plans.

Other Information

The Company has previously announced three signed letters of intent for joint ventures in the Yucatan. As of June 30, 1998 the Company has signed a joint venture with Yachts of the Americas for the production of Tollycraft Yachts in Progreso, Yucatan. Yachts of the Americas is building a 100,000 square foot facility in a new industrial park that has been a special project of Governor
C. Victor Manuel Cervera Pacheco. The park has been specifically made for companies specializing in marine industries. Yachts of the Americas is to be the anchor tenant within the complex which will be 6.5 acres of waterfront land. There will be 240 feet of concrete frontage on the water with docking to accommodate the use of a travel lift to launch vessels up to 120 feet in length

Tollycraft Yacht Corporation is to receive special production considerations for being the magnet used to attract additional well known manufacturers to the complex. The special considerations should be finalized by October 1, 1998. Negotiations are under way for Tollycraft Yacht Corporation to take an equity interest in Yachts of the Americas.

Negotiations are still underway with Pergasa for large yacht and ship repair. It is hoped that this agreement will be finalized by September 30, 1998.

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

Tollycraft's management is very excited about the new alliances established and the future production of Tollycraft Yachts. The capabilities of the new joint venture partnerships and their related and production facilities coupled with significantly reduced labor costs will place the Company as a world leader in the marine industry.

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

Larry and Vicki Castello v. Searock, Inc., d/b/a The Allied Marine Group, Tollycraft Yachts, and D.R. Cooley, individually.
17th Judicial Circuit Court, Broward County, Florida
Original File Date : October 11, 1996
Claim for treble damages in excess of $2,700,000 plus attorney fees and costs for failure to deliver a 57 foot yacht as scheduled. Answers by all defendants have been filed.

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

Dennis Pursley v. Tollycraft Yacht Corporation and 35 others
San Diego Superior Court
Claim for intentional misrepresentation, sale of security not qualified for sale, and fraudulent transfer. The company believes the suit has no merit and will defend itself vigorously.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

During the second quarter the Company issued preferred shares of stock in Tollycraft Yacht Corporation in settlement of the outstanding debt to senior creditors, and as such is no longer in default of the terms of the debt instruments.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Company issued 20,000 of common stock to Lloyd Wade Securities, Inc. as payment for services rendered. The shares are part of the S-8 registration currently in effect and filed with the Securities and Exchange Commission on December 12, 1997.

On June 29, 1998, the Board of Directors of Tollycraft Yacht Corporation resolved to convert all debt, secured and unsecured, to equity through the issuance of capital stock.

The Company will issue up to 1,500,000 shares of its authorized 5,000,000 preferred shares of its capital stock proportionately to all debt holders of record as of June 29, 1998. Each preferred share to carry a series of warrants convertible to one share of the Corporations common stock as follows:
"A" warrant exercisable at $2.25 after 12 months, "B" warrant exercisable at $2.00 after 24 months, "C" warrant exercisable at $1.25 after 36 months,

As previously discussed in "Legal Proceedings" the Company has been named as a defendant in a nuisance law suit filed by Plaintiff, Dennis Pursley. Tollycraft has been named along with approximately 35 other defendants in a suit that alleges intentional misrepresentation, conspiracy to defraud, sale of security not qualified for sale, money had and received, and fraudulent transfer. The company believes the suit has absolutely no merit and will defend itself vigorously.

While Mr. Pursley is a shareholder and a note holder in Tollycraft, he was never contacted by any of the 35 defendants to invest in the Company. Mr. Pursley's funds all came via the solicitation of his own registered stock broker who was with a licensed brokerage firm. It is interesting to note that neither the broker nor the firm has been named as defendants in the suit.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

27 Financial Data Schedule

     (b) Reports on Form 8-K were filed during the quarter as follows:

May 13, 1998 - Item 9
June 9, 1998 - Item 5
June 13, 1998 - Item 5
June 30, 1998 - Item 5
                                  [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollycraft Yacht Corporation (Registrant)

Date: August 26, 1998

By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer