Form 10QSB
period 1998-09-30
TOLLYCRAFT YACHT CORP
filed 1998-12-01
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the quarterly period ended September 30, 1998

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

The number of shares of common stock outstanding as of September 30, 1998 is 5,209,352.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Tollycraft Yacht Corporation
Third Quarter - 1998

Balance Sheet
                                   December 31,  September 30,
                                       1997          1998
Current Assets
   Cash                                  2,199         2,200
   Accounts receivable                   4,280             0
   Inventory - Raw materials           303,508       303,508
   Inventory - Work-in-process          96,909        96,909
   Other current assets                    385             0
                                       407,281       402,617

Property and Equipment, net          2,478,855     2,430,540


Other Assets                           382,000       382,000

   Total Assets                      3,268,136     3,215,157


Current Liabilities
   Accounts payable                  1,346,311             0
   Accrued payroll & taxes           2,759,710             0
   Notes payable                     6,898,033             0
   Other current liabilities           768,212         3,910
   Customer deposits                   598,000             0
   Long-term debt - due within one     451,627             0
                                    12,821,893         3,910

Net Deferred Tax Liabilities           222,542             0

Long-term Debt                       1,154,809             0


Stockholders Equity (Deficit)
   Preferred Stock                           0    14,968,176
   Common Stock                      4,366,171     4,550,303
   Retained earnings (deficit)     (15,297,279)  (16,307,232)
                                   (10,931,108)    3,211,147

Total Liabilities and
Stockholders Equity                  3,268,136     3,215,157



Statement of Operations

                                  Three Months                Nine Months
                               Ended September 30,         Ended September 30,
                               1997          1998          1997         1998

Net sales                    144,013             0       900,783            0

Cost of sales                194,118             0       868,907            0

Gross Margin                 (50,105)            0        31,876            0

Excess plant capacity        192,815             0       726,633            0

Selling expenses               3,469             0        81,189            0

General and
administrative expenses      132,678        30,242       400,917      370,227

Nonrecurring expense from
negotiated debt settlements        0       134,996             0      134,996

Income (loss)
from operations             (379,147)     (165,238)   (1,176,863)    (505,223)

Other income (expenses):
   Interest, net            (262,351)            0      (764,294)    (504,732)
   Gain on sale of assets          0             0             0            0
   Other                           0             0             0            0
     Total other
     income (expenses)      (254,971)            0      (764,294)    (504,732)

Income (loss) before
provision for               (641,498)     (165,238)   (1,941,157)  (1,009,955)

Provision for income
taxes - deferred                   0             0             0            0

Net income (loss)           (641,498)     (165,238)   (1,941,157)  (1,009,955)



Statement of Cash Flows
                                              Nine Months
                                           Ended September 30,
                                           1997          1998

Cash, January 1,                               677         2,199

Cash flows from operating activities:
   Net loss                             (1,941,157)   (1,009,955)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                        290,861        48,316
   Change in assets and liabilities:
       Accounts receivable                  (5,000)        4,280
       Material inventory                   (3,695)            0
       Work-in-process inventory           366,651             0
       Other current assets               (378,168)          385
       Accounts payable                   (120,352)   (1,346,311)
       Accrued payroll & taxes             158,339    (2,759,710)
       Customer deposits                   (77,200)     (598,000)
       Other current liabilities        (1,239,824)     (764,301)
       Deferred tax liability                7,928      (222,542)
                                        (2,941,617)   (6,647,838)

Cash flows from investing activities:
   Purchase of other assets                (87,960)            0
   Purchases of equipment                 (195,805)            0
                                          (283,765)            0

Cash flows from financing activities:
   Proceeds from notes payable             766,462       299,587
   Repayment of notes payable                    0    (7,197,620)
   Proceeds from long-term debt            704,703        47,150
   Repayment of long-term debt                   0    (1,653,586)
   Issuance of preferred stock                   0    14,968,176
   Issuance of common stock              1,764,468       184,132
                                         3,235,633     6,647,839

Net increase (decrease) in cash             10,251             1

Cash, June 30,                              10,928         2,200


TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Nine Months Ended September 30, 1998

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

Note 3 - Equipment
Equipment consists of the following

Manufacturing equipment			$    391,575
Office furniture and fixtures		     486,126
Yacht molds and patterns		   2,888,444
Vehicles					      39,958
						   3,806,103
Less accumulated depreciation	      (  1,375,563)
						$  2,430,540

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

Debt Conversion - On June 29, 1998, the Board of Directors of Tollycraft Yacht Corporation resolved to convert all debt, secured and unsecured, to equity through the issuance of capital stock. The Company will issue up to 1,500,000 shares of its authorized 5,000,000 preferred shares of its capital stock proportionately to all debt holders of record as of June 29, 1998. Interest was not accrued on any debt subsequent to the debt conversion. The financial statements have been adjusted to show the issuance of the preferred shares.

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


Item 2. Management's Discussion and Analysis or Plan of Operation

During the third quarter, the management of Tollycraft Yacht Corporation was concentrating efforts on finalizing joint venture agreements with the Mexican partners and the acquisition of additional land parcels from the Mexican government. These are the final steps in Tollycraft's plan of relocating the production facilities to Mexico. Plans for the relocation of corporate headquarters to southern Florida were also ongoing. The management group has identified specific goals for the next 12 month period including:

Complete the plan of relocation and equity financing to restart production operations in Mexico
Relocate corporate headquarters to southern Florida
Complete updating and redesigning of the current product line
Complete development of a new series of yachts
Maintain customer and dealer relationships
Shape maximum customer confidence
Expand the dealer network
Identify and purchase CNC equipment
Implement SCRIMP laminating process

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


Financial Condition


During the third quarter of 1998, Tollycraft Yacht Corporation completed negotiations with the Company's largest secured creditors for the conversion of debt to equity. On June 29, 1998 the Company announced that it would convert its total debt of approximately $14,850,000 to equity in the form of free trading preferred shares of Tollycraft Yacht Corporation stock. This conversion will represent 100% payment to all of the Company's creditors as of June 30, 1998. In addition to the preferred shares being issued each creditor will receive warrants to purchase additional common shares of Tollycraft Yacht Corporation. The warrant package will be available to preferred shareholders as of specific dates over the next 36 months.

The Company has signed an Investment Banking Agreement with Lloyd Wade Securities of Dallas, Texas, for a Private Placement of $2,500,000 to provide the necessary capital for Tollycraft to go forward with its plans.

Other Information

The Company has previously announced three signed letters of intent for joint ventures in the Yucatan. As of September 30, 1998 the Company has signed a joint venture with Yachts of the Americas for the production of Tollycraft Yachts in Progreso, Yucatan. Yachts of the Americas is building a 100,000 square foot facility in a new industrial park that has been a special project of Governor C. Victor Manuel Cervera Pacheco. The park has been specifically made for companies specializing in marine industries. Yachts of the Americas is to be the anchor tenant within the complex which will be 6.5 acres of waterfront land. There will be 240 feet of concrete frontage on the water with docking to accommodate the use of a travel lift to launch vessels up to 120 feet in length

Tollycraft Yacht Corporation is to receive special production considerations for being the magnet used to attract additional well known manufacturers to the complex. The special considerations should be finalized by October 1, 1998. Negotiations are under way for Tollycraft Yacht Corporation to take an equity interest in Yachts of the Americas.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Kenneth N. Findley and Island Dreamer, Inc. v. Tollycraft Yacht Corporation 125th Judicial District, Harris County, Texas
Original File Date: 1995
Claim for breach of express and implied warranties resulting from water damage caused by plugged drains and associated loss of market value. Negotiated settlement in the amount of $90,000 in preferred shares to plaintiff.

Larry and Vicki Castello v. Searock, Inc., d/b/a The Allied Marine Group, Tollycraft Yachts, and D.R. Cooley, individually.
17th Judicial Circuit Court, Broward County, Florida
Original File Date : October 11, 1996
Claim for treble damages in excess of $2,700,000 plus attorney fees and costs for failure to deliver a 57 foot yacht as scheduled. Answers by all defendants have been filed.

Southard v. Tollycraft Yacht Corporation
U.S. District Court
Claim for age discrimination and wrongful discharge. Negotiated settlement calls for issuance of 3,334 of common shares to plaintiff.

Phil Gentile v. Tollycraft
Cowlitz County District Court
Complaint for breach of contract and negligence in the amount of $15,000. A negotiated settlement calls for issuance of $10,000 of preferred shares to plaintiff.

Dennis Pursley v. Tollycraft Yacht Corporation and 35 others
San Diego Superior Court
Claim for intentional misrepresentation, sale of security not qualified for sale, and fraudulent transfer. The company believes the suit has no merit and will defend itself vigorously.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

During the second quarter the Company resolved to issue preferred shares of stock in Tollycraft Yacht Corporation in settlement of the outstanding debt to senior creditors, and as such is no longer in default of the terms of the debt instruments.

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

Tollycraft Yacht Corporation
    (Registrant)


Date: 11-30-98


By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer