Form 10KSB40
period 1998-12-31
TOLLYCRAFT YACHT CORP
filed 1999-04-22
CIK 1019867

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                        TOLLYCRAFT YACHT CORPORATION
                (Name of small business issuer in its charter)

          Nevada                     0-21087                  86-0849925
(State or other jurisdiction of    (Commission            (I.R.S. Employer
incorporation or organization)       File No.)            Identification No.)

8201 Peters Road, Suite 1000, Plantation, Florida      33324
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (253) 884-5750

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $ NONE

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $43,437,483 computed by reference to the average bid and asked price of such common equity, as of December 31, 1998, was $6 9/16.

The number of shares outstanding of the issuer's common stock, as of December 31, 1998 was 8,087,476.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ... No .X.

                         FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.


                              PART I

Item 1.  Description of Business.

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

As the reputation of his boat building talents spread, the demand for custom manufactured boats surpassed the demand for furniture and cabinets. With a dedicated group of proficient cabinetmakers and his own expert knowledge of yacht design a complete line of wooden cruisers was launched. Mr. Tollefson subsequently transferred the assets of his pleasure boat manufacturing operations, "Tollycraft", to CLC in 1955. Concurrently, the name of CLC was changed to Tollycraft Corporation.

For more than fifty years Mr. Tollefson actively designed and built pleasure cruisers and yachts to meet the specialized needs of cruising enthusiasts. His understanding of the demands of extended voyages came from personal experiences on the water cruising yachts, which bear his name. Suggestions gathered from fellow boaters also were incorporated into the many Tollycraft models produced over the history of the Company.

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

1987 - Mr. Tollefson retired from Tollycraft and took a relaxed role in the marine industry as Chairman Emeritus of Tollycraft. Tollycraft Corporation, a then public company, was taken private and merged through a leveraged buyout, into Olympic Equities, Inc. Thereafter, Olympic Equities, Inc. changed its name to Tollycraft Yachts Corporation. As with many leveraged buyouts of the 1980's, the transaction was ill fated and threatened the long term financial stability of the Company.

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

1996 - January 31, Tollycraft Acquisition Corporation was acquired, in a merger transaction, by Child Guard Corporation which concurrently changed its name to Tollycraft Yacht Corporation.

1996 - November, Kramfors Unlimited/Peter Hobbs obtained voting control of Tollycraft in order to effectively conduct a turn around for the Company.

1997 - Tollycraft management closes the Washington manufacturing plant and begins planning to relocate Corporate Offices to Florida and to either outsource its production domestically or overseas to Taiwan and/or to relocate production facilities to an marine oriented industrial complex in Mexico.

1998 - Tollycraft Board of Directors resolved to convert all debt to equity through issuance of preferred shares of capital stock.

Tollycraft enters into joint venture with Yachts of America for production of Tollycraft Yachts in Progresso, Yucatan, Mexico.

Business

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

Current plans for new products include the following:

48' Convertible Motor Yacht
48' Pilothouse Motor Yacht
52' Pilothouse Motor Yacht
54' Convertible Motor Yacht
76' - 82' Pilothouse Motor Yacht

Long-term plans for new products include the following:

30' - 44' 4 models of Motor Yachts
30' - 44' 4 models of Convertible Motor Yachts
92' - 150' Semi-custom and Custom Motor Yacht

Engineering design drawings and plans are completed for the 48' Pilothouse. A hull mold has been built.

Design drawings and plans for the 52', 54', and 76' - 82' models have been completed. The hull form for each model has also been tank tested.

All Tollycraft yachts have a 15-year transferable hull warranty, the longest and most comprehensive warranty in the industry. To date, there has never been a manufacturing related hull failure. Tollycraft Yachts are designed for owner convenience and overall functionality. The electrical and mechanical systems are laid out and installed for ease of use and maintenance.
Tollycraft incorporates intelligent engineering, manufacturing integrity, quality craftsmanship, and the patented "Quadralift Hull" construction into all its vessels, thus ensuring to Tollycraft customers a truly seaworthy yacht.

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

Critical components, such as engines and generator sets (gensets) are matched to the specific needs of each vessel and each owner. Engine selections include MAN, Caterpillar, Detroit Diesel and MTU products. Either ONAN or Northern Lights manufacture Gensets.

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

New products are ergonomically designed. Line of sight, ease of passage and mobility restriction is just a few of the human factors Tollycraft's designers consider on every new project. Primary consideration is given to safety and functionality. Tollycraft's engineering department is committed to product excellence. Every aspect of the final product must function as well as it looks.

Engineering staff and production personnel scrutinize every phase of the production process. New techniques and processes are developed and implemented to achieve cost savings, quality and product integrity. Cooperative efforts maximize the efficiency of both departments.

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

For strength and waterproofing, the hull deck and cabin structures are bonded and screwed through overlapping fiberglass. Specially designed window frames overlap their cabin side openings, which eliminates the possibility of leakage.

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

Product Line Enhancements

Tollycraft management believes that improvement is a process, not a project and should be accomplished on an incremental basis. Accordingly, key tactics supporting this strategy focus on developing and maintaining a process that empowers Tollycraft employees, contractors, vendors, dealers and customers to provide input for product improvement on a continuous basis.

The Company is planning to expand its existing product line with new complementary products. Existing models have been redesigned and additional reengineering for modular assembly will improve the quality of finished yachts. Exterior and interior styling is an ongoing process to provide Tollycraft customers with up to date design enhancements. An additional benefit will be lower manufacturing costs.

The most significant enhancement by the Company to its product line will be the implementation of a relatively new fiberglass laminating technique named for its developers. SCRIMP (Seeman Composites Resin Infusion Molding Process) is a procedure which eliminates 90% of harmful V.O.C. emissions while dramatically lowering labor and material costs. This process allows the skins and structural stiffeners of the yacht to be infused in a one step process. This method of construction replaces the traditional labor intensive multi-step multi-layer laminating process previously used by the Company and still used by the vast majority of yacht builders within the industry. The process allows dry lay-up of materials resulting in a cleaner, healthier work environment. Exposure to wet resins and accompanying harmful emissions are minimized. Direct labor costs are reduced significantly. Productions cost savings are also realized with reduced expenses for costly protective clothing and expensive air handling and emission filtration systems. Testing by the U.S. Navy using standard ASTM tests has shown that the use of SCRIMP based manufacturing methods has virtually eliminated detectable voids in finished laminates. This level of quality and structural integrity are inherently difficult to obtain using older multi-step layer laminating techniques.

The Company through its joint venture partner, Yachts of America will be utilizing a 5 AXIS high speed CNC router system. This machine would allow the production of plugs and molds in 60 days rather than the typical 9 to 15 month schedule required when building molds and tooling by hand. The machine will process digital information generated by the Company's CAD system and that of outside naval architects and cut a mold or plug with little labor costs incurred. The Company plans on producing molds and plugs for their own use as a priority. Building molds could also generate additional revenue; tooling and completed parts for other companies and custom yacht builders.

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

Manufacturers' sales of inboard/outdrive boats finished out a six-year growth surge with total growth of approximately 160% between 1984 and 1988. Outboard and inboard motorboats also increased, with total manufacturers' sales growth of 87.9% and 96.3%, respectively, during the same period. The only pleasure boats that did not benefit from this prosperity were sailboats, a market that continued to suffer from declining demand.

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

The market for pleasure boats embarked on its recovery as manufacturers' sales increased by 9.8% to $3.1 billion during 1992. Two more good years followed in 1993 and 1994, when sales rose by 11.8% and 9.4%, respectively. In 1995, sales in the pleasure boat industry grew faster than they had since 1988, increasing by 12.1% to 4.3 billion dollars. Business Trend Analysts have estimated annual growth rates in the value of manufacturers sales in both 1996 and 1997 at over 4.4 billion dollars.

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

The Company believes that foreign competition is the greatest challenge to increasing current market share. From 1991 to 1997, imports of pleasure boats into the United States have increased from $212,496,000 to $1,177,003,000 respectively. Foreign companies all have significantly lower labor rates and overall manufacturing costs. Some receive financial support from governments.
 Although a majority of the products offered by foreign competitors are substandard, some manufacturers are increasing their quality every year.

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

* (NADA Average)
  Source: NADA Appraisal Guide

Tollycraft's Prospects within the Industry

Sales of large luxury motor yachts have rebounded significantly since the repeal of the luxury tax. Tollycraft's plan is to position itself for this continued growth. Changing U.S. demographics will also help expand the customer base for Tollycraft yachts (see the Tollycraft Customer profile section that follows). The Company expects to do more than maintain its share of the growing market.

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

Changing U.S. demographics mean that the large "baby boom" generation is entering the average age of Tollycraft's customers resulting in a greater number of qualified, potential customers in the coming decade. Resident population in the 35 to 54 year old age groups has been growing at a very strong rate. Since 1994 it has been the largest age category in the country.
 In 1980 there were 48.5 million people between the ages of 35 and 54 accounting for 21.4% of the population. By 1998 the number is estimated to grow to 78.9 million people representing 29.2% of the U.S. population. In the year 2000 this segment will top 81.7 million people.

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

The Company has the following patent:
Yacht, Serial No. 444,604, Filing Date: April 2, 1991, Patent No. D315, 892;
Expires: April 2, 2005. The loss of said patent, at the time of its expiration, would not have a significant impact on the business of the Company.


Item 2.  Description of Property.

Tollycraft Yacht Corporation has signed a Joint Venture Agreement with Yachts of Americas, a Mexico Corporation to produce the yachts in a new 100,000 square foot facility presently being designed for Tollycraft. The building will be situated on 8 acres located in a new marine business park. The site has 240 feet of waterfront and will feature wharfs as well as a rail system for the loading and hauling of vessels up to 150'.

Prior to August 1997, the Company leased manufacturing and office space in an industrial park in Kelso, Washington. The plant facilities included two buildings totaling 180,000 square feet. In September the Company shipped out all finished goods and ceased domestic production. The Company returned possession of the Washington facilities to the property owner.


Item 3.  Legal Proceedings.

D & C Lemmons v. Tollycraft
Cowlitz County, Washington
Stipulated Judgement in the amount of $291,048.00
Tollycraft believes it has a substantial offsetting claim against D & C Lemmons for unlawfully conducting a landlord's lien foreclosure. Based upon the law regarding landlord liens, the Company has been advised by counsel that it has a strong chance of success in its claim against D&C Lemmons.

Larry and Vicki Castello v. Searock, Inc., d/b/a The Allied Marine Group, Tollycraft Yachts, and D.R. Cooley, individually.
17th Judicial Circuit Court, Broward County, Florida
Original File Date: October 11, 1996
Claim for treble damages in excess of $2,700,000 plus attorney fees and costs for failure to deliver a 57-foot yacht as scheduled. Answers by all Defendants have been filed and motions to dismiss have been filed and heard. No decision has been rendered on the Defendants Motion to Dismiss.

Dennis Pursley v. Tollycraft Yacht Corporation and 35 others
San Diego Superior Court, San Diego County, California
Claim for intentional misrepresentation, sale of security not qualified for sale, and fraudulent transfer. While Mr. Pursley is a shareholder and a note holder in Tollycraft, he was never contacted by any of the 35 defendants to invest in the Company. Mr. Pursley's funds all came via the solicitation of his own registered stockbroker who was with a licensed brokerage firm. It is interesting to note that neither the broker nor the firm has been named as defendants in the suit. The Company believes the suit has no merit and will defend itself vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.


                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock has been traded in the over-the-counter market since 1993. It is currently is traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (symbol "TLLR") maintained by NASDAQ. The market for TLLR's Common Stock has often been sporadic and limited.

The following table sets forth the high and low bid prices for the Company's common stock as reported by NASDAQ during the past two years and current year. The prices reflect interdealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

On December 9, 1996, the Company's security holders approved a 25 for 1 reverse stock split. The amounts in the table set forth below have been restated for comparative purposes to reflect the associated change in value caused by the reverse split.

                    Low      High
                    Bid      Bid

1997
March 31            7        11
June 30             4         4
September 30        4         5
December 31         5 5/8     5 5/8

1998
March 31             5 1/4     7 3/4
June 30              6         6 5/8
September 30         2 49/50   4 5/16
December 31          6 1/8     7

As of December 31, 1998, the closing bid price of the Company's common shares was $6 9/16. As of December 31, 1998, there were 190 holders of record of the Company's shares.

No dividends have been declared with respect to the Company's common shares since inception. The Company is not likely to pay any dividends in the foreseeable future. The Company intends to reinvest any earnings in its operations.

During the year ended December 31, 1997, the Company sold 22,120 Units in a private offering to accredited investors in accordance with Rule 505 promulgated under the Securities Act. Each Unit was priced at $5.00 with selling agent/finders fees of $.50 deducted therefrom. Each Unit consists of one common share, one "C" warrant exercisable until March 5, 1998 for one common share at $6.00 and one "D" warrant exercisable until March 5, 1999 for one common share at $8.00. The proceeds were used for general working capital.

On June 29, 1998, the Board of Directors of Tollycraft Yacht Corporation resolved to convert all debt, secured and unsecured, to equity through the issuance of capital stock.

The Company will issue up to 1,500,000 shares of its authorized 5,000,000 preferred shares of its capital stock proportionately to all debt holders of record as of June 29, 1998. Each preferred share to carry a series of warrants convertible to one share of the Corporations common stock as follows:
"A" warrants exercisable at $2.25 after 12 months, "B" warrants exercisable at $2.00 after 24 months, "C" warrants exercisable at $1.25 after 36 months,


Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Since August of 1997 and throughout 1998 the company was continued its efforts in relocating their manufacturing facilities to Merida, Yucatan, Mexico and its corporate administrative and sales offices to Plantation, Florida. The Company was not involved with manufacturing activities. For a more complete discussion of the Company's relocation plans see the Sections entitled "Relocation of Corporate Headquarters" and "Relocation of Manufacturing and Production".

The Company has also redesigned existing yachts, added complementary models to the product line and developed manufacturing systems and procedures to greatly reduce total costs of yacht construction.

Improvements are outlined as follows:

- Consolidated existing yacht models so the Company produces yachts that have an acceptable profit margin.
- Designed and tested new yacht models that enhance the existing product line and have a projected profit margin of at least 20%
- Developed production sequencing, staging, tasking, and man loading systems that management believes will greatly increase production efficiency and overall quality of the yachts while reducing direct costs
- Developed a management information system that will track labor and material costs for each yacht under construction and produce internal reports for proper control of production costs
- Identified key personnel positions with necessary experience to implement and manage improved production methods
- Identified subcontractors who are capable of supplying major pre-manufactured components. Component manufacturing and modular construction techniques will greatly reduce direct labor costs and overall costs of construction
- Prepared to implement environmentally safe SCRIMP laminating process for additional labor and material cost savings
- Developed plan through Yachts of the Americas, it's joint venture partner in Mexico, to utilize CNC router equipment to dramatically speed up design and construction of molds and tooling at significantly lower costs
- Redesigned and upgraded interior fit and finish of the yachts and modernized mechanical and electrical systems in all models.
- Prior to plant shutdown, generated a backlog of $30,000,000 in orders for new yachts at prices up to 40% higher than ever before charged in the history of the Company. These prices have been realized while only increasing the direct cost of the yachts by a modest 10%

The internal and external costs of developing these improvements to Tollycraft's product line and manufacturing processes have been expensed when incurred in prior financial periods.

Relocation of Corporate Headquarters to Florida

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

Relocation of Manufacturing and Production to Mexico

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

1.  Location on the Gulf of Mexico and proximity to Florida
2.  The availability of an adequately trained work force
3. The area work force has a labor rate equivalent of $1.051 to $2.50 US dollars per hour
4. Governmental and investor support to develop facilities to Tollycraft specifications.
5. An approximate 50% reduction in the burdened costs of comparable facilities in the U.S

Joint Venture

Once the decision was made to relocate the Company to Mexico under NAFTA, Tollycraft then needed to determine whether a Joint Venture with an existing boat builder was going to be a viable option. Unfortunately after almost 6 months it was determined that either the candidates were to weak financially or lacked the sophistication to be able to go forward with such a project. Instead a group of Mexican businessmen put together a company called Yachts of the Americas, S.A. de C.V. and with Tollycraft's expertise and name have acquired land and are building a state of the art manufacturing facility to begin and attract production from not just Tollycraft but other USA yacht manufacturers.

Tollycraft Yacht Corporation has signed a Joint Venture Agreement with "Yachts of the Americas" a Mexican Corporation to produce its vessels in Progreso, Mexico. The vessels will be produced in a new 100,000-sq. ft. facility presently being designed for Tollycraft. The building will be situated on * acres located in a new marine business park that is presently being developed by the Governor of the State of Yucatan. The property comes with 240 feet of waterfront that will feature an all-concrete wharf as well as a rail system for the launching and haul out of vessels up to 150' in length. The joint venture partners will provide the following:
   - Construct manufacturing space in a new marine orientated to Tollycraft specifications.
   - Locate and prescreen the local work force to fill required production hourly and salaried positions with adequately trained workers
   - Fund manufacturing labor costs and provide payroll and other administrative functions relating to the local work force as well as obtain all necessary government permits

Tollycraft Yacht Corporation projects a fully burdened labor rate of $4.00 to $8.00 US per hour. Fully burdened labor rates include hourly and salaried employees in the Mexico facilities, manufacturing facilities costs, electricity and utilities, Mexico MRO expenses, communication, and travel expenses. This compares to Tollycraft's previous fully burdened labor rate at its closed U.S. facility of approximately $27.00 per labor hour. It is anticipated that the Mexican joint venture will fund all of the direct labor and costs of the production buildings in Mexico.

As part of the joint venture agreement, 2,000,000 shares of Tollycraft Yacht Corporation common stock was issued to Yachts of America. Yachts of America have credited the company $2,000,000 in prepaid manufacturing costs.

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

While the electronic, auto, appliance and textile industries have been part of NAFTA and have had plants for years in Mexico this is a first for a premier yacht builder. Tollycraft vessels have long enjoyed an excellent reputation for quality this move will more then insure that it will enjoy a reputation as an excellent value as well.

Results of Operations

During the year ended December 31, 1998, the Company incurred a net loss of $(1,150,783) which consisted primarily of general and administrative expenses of $523,581 and interest expense of $504,718. For the year ended December 31, 1997, the net loss was $(3,041,401). Included in the net loss in 1997 was interest expense of $1,000,491, which compares to interest expense in 1998 considering that substantially all of the Company's debt was converted to preferred stock in July 1998. The Company also incurred a negative cash flow from operations of $(2,054) for the year ended December 31, 1998. The negative cash flow from operations $(893,012) for the year ended December 31, 1997.

In 1997, the Company's continuing operating loss was a reflection of an inadequate gross profit margin and low sales volume resulting from the suspension of manufacturing operations at the beginning of the third quarter. Gross Margins were ($401,013) for the year ended 1997. In 1997, there was a minor amount of manufacturing activity. The majority of the manufacturing expenses incurred during 1997 were fixed costs relating to plant overhead expenses and some wages for essential personnel. These costs have been identified as "Excess plant capacity" on the Statement of Operations. Administrative overhead costs have been reduced to minimum requirements.

Management has emphasized the following areas to improve the operations of the
Company:

- Relocate manufacturing operations to the Yucatan Peninsula area of Mexico which will result in a projected 80% reduction in labor costs.
- Relocate administrative offices to southern Florida.
- Increase basic pricing on each yacht to improve gross margins and reflect the improved product being manufactured.
- Redefine manufacturing processes to produce yachts more efficiently and with greater profit margins.
- Select new materials to continue upgrading the quality of each yacht while emphasizing production efficiency.
- Implement a labor tracking information system to monitor and reduce direct labor costs.
- Design a new line of yachts to augment the current models offered. The new yachts will utilize updated manufacturing techniques and have greater profit margins.
- Develop relationships with dealers that are able to provide their own inventory financing.
- Increase the dealer network to increase sales volume and reach economies of scale.
- Utilize CNC equipment to lower costs and expedite manufacturing of molds and tooling and production of finished yachts.
- Implements new SCRIMP laminating process to reduce labor and material production costs.

Tollycraft Yacht Corporation, in its various business forms, has been manufacturing high quality watercraft for over 64 years. In that period of time the Company has produced some of the finest motor yachts available. However, historically unprofitable operations and the circumstances surrounding the Company's manufacturing facilities and landlord, require Tollycraft management to make significant changes to the way it does business.

Financial Condition

The management of Tollycraft is continuing efforts to raise funds in order to proceed with this business plan. Alternatives being considered to improve the Company's financial position include converting current debt to equity through the issuance of preferred shares and the sale of common shares to raise working capital.

In June 1998, the Company offered each debtor one share of preferred stock for each $10 of debt they were owed. Notes payable, accounts payable, accrued liabilities, and long-term debtors were offered this conversion. The offering required a majority of the debtors to agree to the terms of the conversion.
In July 1998, a majority of the debtors agreed tot he offering and, accordingly, all of the then outstanding debt was converted to preferred stock. The Company is in the process of authorizing and issuing the preferred stock.

In 1998, the Company converted substantially all of its liabilities to preferred stock. As of December 31, 1998, the Company's current assets equaled $400,562. In 1997, the Company's internally generated cash flow has not been sufficient to finance its operations. The cumulative losses of the Company continued to be financed through current liabilities. Current liabilities of $12,821,893 exceed current assets of $407,281.

As part of the "turnaround process" it had always been recognized that after the final decision was made as to the location of the facility then the next crucial step had to be the clean up of the balance sheet and the financial obligations. The company had a stockholders deficit in 1997 of $10,931,108.00. With a plan to reduce costs and the ability to produce boats at a profitable level has been achieved the next step was to be able to attract working capital preferably in the form of equity. There were only a limited number of options available. With no net worth and a staggering debt the options were to either filing a Chapter 11 or because of the fact that Tollycraft is a publicly held company a plan be put into effect that would convert the debt to equity. It was decided that even under a Chapter 11 filing a plan would include a debt conversion to equity. As a consequence management decided to proceed with the conversion on its own. Because Tollycraft is a publicly held company it was and is not the same as if the conversion were to take place with a privately held company. The shares being offered were in the form of Units that carry a preferred share with a value of $10.00 and additional options for the holder of the units or shares on specific dates into the future. These units/shares will be registered and it is the intent of the company to have them trading as soon as possible. While a creditor may want liquidity the units/shares were set up to be an attractive investment for investors. The holders of the shares on dates 12, 24 and 36 months from the original issue date are entitled to acquire common shares (see below). This is a way to attract long term investors so that liquidity if so desired could be gained by the creditors within a short period of time. Over this time frame additional value will be added to the company as it begins production at profitable levels. Trading of the units/preferred shares would have minimal impact on the common. With the majority of the creditors representing the largest amount of the debt the Board of Directors on June 29th, 1998 resolved that all debt, secured and unsecured convert to equity through the issuance of capital stock.

Despite the Company's past difficulties in making timely payments to its creditors, the Company does not expect any difficulties in obtaining raw materials once production returns to a regular level.

There were no significant capital expenditures for equipment during the year ended December 31, 1998 and 1997.

In order to begin production at regular capacity the Company continues to be in need of additional capital to build production tooling, finance inventory and provide working capital. The Company is dependent on external sources of liquidity until projected levels of production and improvements in direct costs and production efficiencies are achieved which will return the Company to profitability and a positive cash flow. A material commitment for capital expenditures and working capital is necessary to meet the projected sales and production goals. The expected source for a majority of the funds is from financing provided by joint venture production partners for Mexico manufacturing activities. There can be no assurance that the Company can achieve the anticipated aforementioned improvements in operations on acceptable terms.

In 1997 the Company signed an Investment Banking Agreement with Lloyd Wade Securities of Dallas, Texas, for a Private Placement of $2,500,000 to provide the necessary capital for Tollycraft to go forward with its plans.

Tollycraft Yacht Corporation management feels that the Company is in the best position possible in recent history. Marketing efforts will begin again in the spring of 1999. The new manufacturing facilities are expected to be operational by early summer 1999 when the Company expects to begin manufacturing once again. The months ahead will set the course for the next decade of Tollycraft Yachts. It is the goal of management to have a company that is very profitable, debt free, and for the first time have a surplus of cash in the bank.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

The Company, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the Year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $5,000 to $10,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal.


Item 7.  Financial Statements.

The financial statements required by this item begin immediately following the exhibit pages of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with our accounting firm.


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

Compliance with 16(a) of the Exchange Act. Federal securities laws require the Company's directors, certain of its officers, and persons owning beneficially more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. The Company is required to disclose any failure of persons, who at any time during the fiscal year, were directors, officers required to report, or more than ten percent (10%) beneficial owners, to file timely those reports during the fiscal year. The Company undertakes the responsibility to file all required reports on behalf of its directors and officers. To the Company's knowledge, based solely upon information furnished to the Company by its directors and certain of its officers, during the fiscal year ended December 31, 19196, all of the Company's directors, officers required to report, and greater than ten percent (10%) beneficial owners made all such filings on a timely basis.


Item 10.  Executive Compensation.


SUMMARY COMPENSATION TABLE

                                                                        Long
Term Compensation
                                                           ---------------------
----------------------------

                           Annual Compensation                    Awards
Payouts
                   -------------------------------------   ---------------------
----------------------------
(a)               (b)    (c)         (d)          (e)        (f)          (g)
(h)        (i)
                                                  Other
Securities
Name                                              Annual     Restricted   Under-
All Other
and                                               Compen-       Stock     lying
LTIP      Compen-
Principal         Fiscal                          sation      Award(s)
Options/      Payouts     sation
Position          Year   Salary ($)   Bonus ($)     ($)          ($)      SARs
(#)        ($)         ($)

Peter D. Hobbs     1998   ---
Chairman, Chief    1997   ---
Executive Officer  1996   ---
Secretary

D.R. Cooley        1998   $48,000 (1)             $60,000*
President,         1997   $96,000      $--
Chief Executive    1996   $96,000      $--
$120,000      $40,000
Officer, Chief
Financial Officer


(1)  Accrued at $8,000 per month from January through June 1998.
 *  20,000 shares of common stock valued at $3.00 per share.

Option Grants

There were no option grants in 1998.The following table shows information regarding grants of stock options in 1996 to the executive officers named in the Summary Compensation Table.

There were no stock option and SARs exercised by the named executive officers during 1998.

The table shows the aggregate number of unexercised options and SARs that were exercisable and unexercisable as of December 31, 1998, and the values of "in-the-money" stock options and SARs on December 31, 1998, which represent the positive difference between the market price of the Company's Common Stock and the exercise price of such options/SARs.

AGGREGATED FISCAL YEAR-END OPTION VALUES

                Number of Unexercised           Value of Unexercised
                Options Held At                 In-The-Money Options At
                December 31, 1998               December 31, 1998 (3)

Name            Exercisable   Unexercisable     Exercisable  Unexercisable

Peter D. Hobbs  ...

D.R. Cooley     120,000 (1)   0                 (3)          (3)
                 40,000 (2)   0                 (3)          (3)

Footnotes
 (1) Stock Option Agreement, adjusted for reverse split, expires 24 months after the debt owed by the Company to Vera Corporation is fully paid and no longer outstanding or is bargained, sold, assigned, transferred or conveyed to a third party, and written notice from the Company of such payoff or transfer is given to the Optionee.
 (2) Incentive Stock Option Agreement, adjusted for reverse split, exercisable as follows: (1.1) Up to 10,000 shares at $9.25 per share, which is the fair value at the time this option is granted, on or before 12/31/96; (1.2) Any unexercised shares issuable pursuant to Section 1.1 herein and up to 10,000 additional shares, all at $12.50 per share on or before 12/31/97; (1.3) Any unexercised shares issuable pursuant to Sections 1.1 and 1.2 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/98; (1.4) Any unexercised shares issuable pursuant to Sections 1.1, 1.2, and 1.3 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/99.
 (3) There were no option/SAR exercises in last fiscal year and FY-End Option/SAR Values are $0 since the options are not "in-the-money".


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 18, 1998, the stock ownership of each Named Executive Officer (see Item 10), directors, all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company except as otherwise noted.

Name and                Amount and
Address of              Nature of
Beneficial              Beneficial              Percent
Owner                   Ownership               of Class

Peter D. Hobbs          1,448,431 (1)           17.9%
7825 Fay Ave.#200
La Jolla, CA 92037

D.R. Cooley                20,000                0.02%
8201 Peters Road #1000
Plantation, FL 33324

Named Officers and      1,468,431               17.9%
Directors As a Group

(1) As Voting Trustee on behalf of Kramfors Limited, 2 Ice House Street, Suite 202,
Central Hong Kong.


Item 12.  Certain Relationships and Related Transactions.

Peter D. Hobbs, Chairman, Secretary, Director of the Company is also an employee of Kramfors Limited. Kramfors Limited has identified Mr. Hobbs as the voting trustee of 17.9% of the common shares of the Company.

During 1998, Corporate Developers of America provided consulting and management services to Tollycraft Yacht Corporation. Mr. Hobbs is the Executive Director of Corporate Developers of America.


Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibit Table.

2 Plan of Acquisition, reorg. (3)

3.1 Articles of Incorporation (3)

3.2 By-Laws (3)

5 Instruments defining the rights of security holders (4)

9.1 Voting Trust Agreement (2)

9.2 Assignment of Voting Trust Agreement (5)

10.1 1996 Employee Stock Option Plan (3)

10.2 Consulting Agreement between Tollycraft and Kramfors Limited (5)

10.3 Incentive Stock Option Agreement between Tollycraft and D.R. Cooley (1)

10.4 Stock Option Agreement between Tollycraft and D.R. Cooley (1)

10.5 ASSEMBLY (MAQUILA) AND TECHNICAL ASSISTANCE AGREEMENT (*)

10.6 AGREEMENT FOR PAYMENT OF TAX OBLIGATIONS (*)

21 Subsidiaries of the registrant (*)

23 Consent of experts and counsel (*)

24 Power of attorney (*)

27 Financial Data Schedule (*)
____________________

(*) Filed herewith.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

   (b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

None.


                        TOLLYCRAFT YACHT CORPORATION
                           FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  WITH
                       REPORT OF INDEPENDENT AUDITOR

                        TOLLYCRAFT YACHT CORPORATION
                   Years ended December 31, 1998 and 1997
                                  Contents

                                                                       Page
Report of Independent Auditor                                           1

Financial Statements:
   Balance sheets                                                       2
   Statements of operations                                             3
   Statement of changes in stockholders' equity (deficit)               4
   Statements of cash flows                                             5
Notes to financial statements                                      6 - 13



Timothy L. Steers
Certified Public Accountant, LLC
the River Forum
4380 S.W. Macadam, Suite 520
Portland, Oregon 97201-6403
Phone: 503/274-6296
Fax: 503/274-6297
E-mail: steerscpa@aol.com

                       REPORT OF INDEPENDENT AUDITOR


To the Stockholders
Tollycraft Yacht Corporation


I have audited the accompanying balance sheets of Tollycraft Yacht Corporation as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tollycraft Yacht Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.

As more fully described in Note 12, the Company's previous landlord has seized certain work-in-process inventories, raw material inventories, and equipment.
 No adjustments have been made in the accompanying financial statements for this event, as the outcome of this matter is uncertain.


                                                      /s/
March 26, 1999


TOLLYCRAFT YACHT CORPORATION
Balance Sheets

                                                     December 31

                                              1998                 1997
         ASSETS
Current assets:
   Cash                                       $       145          $    2,199
   Accounts receivable                                  -               4,280
   Raw material inventories                       303,508             303,508
   Work-in-progress inventories                    96,909              96,909
   Prepaid expenses                                     -                 385
     Total current assets                         400,562             407,281

Equipment, net                                  2,374,292           2,478,855

Other assets                                    2,382,000             382,000

                                            $   5,156,854       $   3,268,136


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Notes Payable                              $          -        $   6,898,033
 Accounts payable                                      -            1,346,311
 Accrued payroll and payroll liabilities               -            2,759,710
 Other accrued liabilities                             -              768,212
 Customer deposits                                     -              598,000
 Long-term debt, due within one year                   -              451,627
        Total current liabilities                      -           12,821,893

Long-term debt                                                      1,154,809

Net deferred tax liabilities                          30,498          222,542

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock to be issued                     11,616,300                -
Common stock, no par value; authorized
100,000,000 shares, issued and outstanding
8,087,476 shares in 1998 (3,145,383 shares
in 1997)                                           9,654,206         4,366,171
 Retained deficit                                (16,444,150)      (15,297,279)
       Stockholders' equity (deficit)              4,826,356       (10,931,108)
                                               $   5,156,854     $   3,268,136

See accompanying notes.


TOLLYCRAFT YACHT CORPORATION
Statements of Operations

                                                   Years ended December 31
                                                     1998              1997

Net sales                                      $        -        $    903,235

Cost of sales                                           -           1,304,248

Gross margin                                                         (401,013)

Excess plant capacity                                   -             482,393

Selling expenses                                                      87,332

General and administrative expenses                  519,669          508,938

Operating loss                                      (519,669)      (1,479,676)

Other income (expense):
 Interest expense, net                              (504,718)      (1,000,491)
 Loss on disposal of assets                          (14,528)             -
 Nonrecurring restructuring of debt                                  (463,138)
 Other                                                      -             262
         Total other income (expense)               (519,246)      (1,463,367)

Loss before provision for income taxes            (1,038,915)      (2,943,043)

Provision for income taxes - deferred                107,956           98,358

Net loss                                         $(1,146,871)     $(3,041,401)

Net loss per common share                        $     (.229)          (.989)

See accompanying notes.

TOLLYCRAFT YACHT CORPORATION
Statements of Changes in Stockholders' Equity (Deficit)

Years ended December 31, 1998 and 1997

                             Preferred stock   Common stock           Retained
Stockholders'
                             to be issued    Shares     Amount        deficit
equity (deficil)
Balance at
December 31, 1996                            2,781,854  $2,829,703
($12,255,878   $ (9,426,175)

Common shares issued
for equipment at $6.00
per share                                       24,356     146,136
146,136

Common shares issued
for prepaid professional
services at $6.00 per
share                                           60,000     360,000
360,000

Common shares issued
in exchange for debt                            56,000     228,000
228,000

Common shares issued for
cash at $6.00 per share                        130,055     802,332
802,332

Common shares issued
to employees                                    93,118

Net loss
(3,041,401)    (3.041.401)

Balance at
December 31, 1997                            3,145,383   4,366,171
(15,297,279)   (10,931,168)

Common shares issued
in exchange for prepaid
manufacturing at $1 .O0
per share                                    2,000,000   2,000,000
2,000,000

Common shares issued
in exchange for debt                         3,000,000   3,103,903
3,103,903

Common shares issued
in exchange for debt at
$3.00 per share                                  8,044      24,132
24,132

Common shares issued
in exchange for services
at $3.00 per share                              53,333     160,000
160,000

Preferred shares to be
issued in exchange for
debt                              11,616,300
11,616,300

Common shares
cancelled                                     (119,284)

Net loss                                                            (1,146,871)
(1,146,871)

Balance at
December 31, 1998                $11.616.300 8,087,476 $9,654,206  $(16,444,150)
$ 4.826.356


See accompanying notes.


TOLLYCRAFT YACHT CORPORATION
Statements of Cash Flows
                                                  Years ended December 31
                                                     1998         1997
Cash flows from operating activities:
Net loss                                          $(1,146,871) $(3,041,401)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                          65,160      542,645
Loss on disposal of assets                             14,528
Nonrecurring restructuring of debt                                 463,138
Changes in assets and liabilities:
Accounts receivable                                     4,280       27,720
Inventories                                                        361,066
Prepaid expenses                                          385        7,364
Checks issued in excess of bank balances                           (22,569)
Accounts payable                                      952,508      (57,764)
Accrued liabilities                                                808,431
Customer deposits                                                  (80,000)
Deferred income taxes                                 107.956       98.358

                                                      (2,054)     (893,012)

Cash flows from investing activities - purchase of equipment       (19,712)

Cash flows from financing activities:                     -
 Repayment of long-term debt                              -            (386)
 Proceeds from issuance of convertible notes payable
   and debentures                                                   112,300
 Proceeds from sale of common stock                                 802,332
                                                                    914,246

Net increase (decrease) in cash                        (2,O54)        1,522

Cash at beginning of year                               2,199           677

Cash at end of year                                       145        $2,199

See accompanying notes.


TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

1.	Nature of business and summary of significant accounting policies
Nature of business: Tollycraft Yacht Corporation, (the "Company") is engaged in the manufacture and distribution of luxury motor yachts. The Company grants credit to its customers. The ability to collect its accounts receivable is affected by economic fluctuations in the geographic areas served by the Company.

Cash flows: For statement of cash flow purposes, cash paid for interest during 1997 was approximately $1,000. Supplemental disclosure of noncash investing and financing activities are as follows:

Issuance of $2,000,000 of common stock in exchange for prepaid manufacturing.
Issuance of $24,132 of common stock in exchange for accrued pension contributions.
Issuance of $3,103,903 of common stock in exchange for the accrued liabilities and long-term debt of the Internal Revenue Service.
Issuance of $160,000 of common stock in exchange for services during 1998. Conversion of $11,616,300 of notes payable, accounts payable, accrued liabilities and long-term debt for preferred stock to be issued.
Issuance of $360,000 of common stock for prepaid professional services in 1997.
Issuance of $146,136 of common stock for equipment in 1997.
Conversion of $228,000 of notes payable into common stock in 1997. Exchange of $1,394,829 of work-in-progress inventories in lieu of payment for notes payable in 1997.
Issuance of $29,958 of long-term debt for equipment acquired in 1997.

Inventories: Inventories are valued at the lower of average cost of market.

Equipment: Equipment is carried at cost. Additions and improvements to jigs, patterns and molds are capitalized. Depreciation is computed using the straight-line method over the estimated useful lived of the assets, which range from three to ten years.

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

Advertising: The Company expenses the cost of advertising as incurred. Advertising expenses for 1997 was approximately $3,000.

TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

1.	Summary of significant accounting policies (continued)
Pension and profit sharing plan: Union employees of the Company participate in a pension plan, which qualifies under Section 401 (k) of the Internal Revenue Code. The Company is required by the union contract to make annual contributions of $.05 per labor hour. The Company contributed $24,132 to the plan in 1998. No contributions were made to the plan in 1997. The Company is in the process of terminating the pension and profit sharing plans.

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

Deferred tax assets result principally from the Company's differences for recording warranty reserves for financial statement purposes and from net operating losses not yet utilized for tax purposes. Valuation allowances have been provided for those deferred tax assets as their utilization are uncertain. Deferred tax liabilities result principally from the use of accelerated depreciation for tax purposes.

Net loss per common share: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 5,018,273 for 1998 (3,074,699 for 1997). Preferred stock to be issued and convertible notes, debentures, options and warrants are not considered common stock equivalents, as the affect would be anti-divutive.

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

TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

2. Operations
The Company has devoted substantial efforts during 1998 in relocating their corporate administrative and sales offices to Plantation, Florida, its manufacturing facilities to Merida, Yucatan, Mexico and restructuring debt, rather than in the marketing and manufacturing of luxury motor yachts. Management believes that the efficiencies expected to be achieved by relocating to the Eastern United States, which is closer to the geographic area most served by the Company, and the lower operating overhead expected by relocating their manufacturing to Mexico will enable the Company to achieve profitably. The Company expects the construction of their new manufacturing plant to be completed by the third quarter of fiscal 1999. At that time the Company will be able to commence manufacturing again. Marketing efforts will begin in the spring of 1999.

The accompanying financial statements have been prepared on a basis of going concern, which basis contemplates the realization of assets and the satisfaction of liabilities as they become due through continuing operations. No adjustments have been made to the accompanying financial statements should the Company be unable to continue in existence, as the outcome of management's plan is uncertain.

3. Other assets
Other assets were as follows at December 31:
                                                  1998              1997
Prepaid manufacturing expenses                 $2,000,000     $         -
Prepaid consulting services                       360,000         360,000
Product rights not used in operations              22,000          22,000
      Total other assets                       $2,382,000      $2,382,000

4. Equipment
Equipment were as follows at December 31:
                                                   1998             1997
Manufacturing equipment                      $    486,126    $    486,126
Office furniture and fixtures                     391,575         391,020
Molds and patterns                              2,888,444       2,888,444
Vehicles                                                -          39,958
                                                3,766,145       3,805,548
Less accumulated depreciation                  (1,391,853)     (1,326,693)

Equipment, net                                $ 2,374,292     $ 2,478,855



TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

5. Notes payable
Notes payable were as follows at December 31:
                                             1998            1997
Note payable to Caterpillar Financial
Services
Corporation.                                $         -    $2,341,760
Note payable to Vera Corporation.                     -     3,444,792
Note payable to Commercial Factors of
Portland, Inc.                                        -       150,993
Note payable to California Factors &
Finance.                                              -       313,958
Note payable to Voyager Select IPO Fund.              -       508,219
Total notes payable                         $         -    	$6,898,033

6.	Other accrued liabilities
Other accrued liabilities were as follows at December 31:
                                           		1998
	1997
Property taxes	                              $         -	     $  53,462
Estimated liabilities for warranties	                  -       	109,688
Interest	                                              -       	345,689
Excise taxes	                                          -	        53,209
Other	                                                 -       	206,164
Total other accrued liabilities             	$         -      	$768,212

7.	Long-term debt
Long-term debt were as follows at December 31:
                                           		1998
	1997
Non-interest bearing note payable to
supplier.	                                   $         -	    $     19,090
8% note payable to the Internal Revenue
Service.	                                              -         	314,503
8% note payable to the Washington State
Labor, and Industries Division.	                       -
9,878
8% note payable to Transamerica.	                      -          	50,000
Non-interest bearing note payable to
supplier.	                                             -	          50,884
8% note payable to Cowlitz County,
Washington.	                                           -           	7,874
Non-interest bearing note payable to
suppliers.	                                            -         	509,056
Non-interest bearing unsecured note
payable to vendor.                    	                -	          94,254
	                                            $         -
$1,055,539

TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

7.	Long-term debt (continued)
                                           		1998
	1997
                                            	$         -	      $1,055,539
Non-interest bearing unsecured note
payable to a related party.                            -           56,901
11.5% contract payable to GMAC.                       	-
	7,874
10% convertible debenture payable.                    	-          	18,700
Convertible notes payable to individuals.	             -	         445,724
                                                      	-
	1,606,436
Less amount due within one year	                       -
451,627
Total Long-term debt	$                                 -	      $1,154,809

8.	Income taxes
Net deferred tax liabilities were as follows at December 31:
                                             	  	1998	            1997
	Deferred tax assets:
Net operating loss carryovers	               $ 6,983,795	     $ 6,634,626
Other	                                                 -	           7,928
                                              	6,983,795	       6,642,554
Valuation allowance for deferred tax
assets	                                       (6,983,795)
(6,634,626)
                                                      	-
7,928
Deferred tax liabilities:
Depreciation	                                   (330,498)
	(225,479)
Other	                                                 -	          (4,991)
                                            	   (330,498)
(230,470)

Net deferred tax liabilities	               $   (330,498)   	$   (222,542)

The Company had net operating loss carryovers as of December 31, 1998 of approximately $20,540,000 ($19,510,000 for 1997) available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire $3,100,000 in 2010; $2,000,000 in 2011;
$11,500,000 in 2012; $2,910,000 in 2013; and $1,030,000 in 2014.

9.	Major customers
The Company distributes its yachts through a select group of nationwide dealers. Sales to one of these dealers in 1997 represented 100% of net sales.


TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

10.	Stock options
The Company has an employee stock option plan and has reserved 600,000 shares of common stock for issuance to key employees under the plan. Options are generally granted at an exercise price approximating fair market value on the date of grant and are exercisable over a five-year period.

Outstanding options were as follows at December 31:
                                                         Shares
                                                   1998          1997
Outstanding options at beginning of year           315,000             -
Options granted                                          -       360,000
Options exercised                                        -             -
Options expired                                          -       (45,000)
Options outstanding at end of year                 315,000       315,000
Common shares available for grant                  240,000       240,000
Expiration dates                                   02/2002       02/2002
Average per share exercise price                     $6.00         $6.00
Aggregate amount if fully exercised             $1,890,000    $1,890,000

An officer of the Company was granted an option to purchase 120,000 shares of common stock at $9.25 per share, exercisable over a period of two years beginning on the date the note payable with Vera Corporation is fully paid.

This same officer has been granted an option to purchase 40,000 shares of common stock exercisable as follows: up to 10,000 shares at $9.25 per share by December 31, 1996; any unexercised shares and up to 10,000 additional shares at $12.50 per share by December 31,1997; any unexercised shares and up to 10,000 additional shares at a per share price equal to 50% of the bid price on the date exercised by December 31,1998; any unexercised shares and up to 10,000 additional shares at a per share price of 50% of the bid price on the date exercised per share by December 31,1999. Any unexercised shares expire on December 31,1999.
 As of December 31, 1998, no shares had been exercised and 30,000 shares of the Company's common stock was exercisable at a minimum aggregate purchase price of $217,500.

11. Capital stock
The Company is authorized to issue 5,000,000 shares of no stated value preferred stock.


TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

11.	Capital stock (continued)
In June 1998, the Company offered each debtor one share of preferred stock of the Company for each ten dollars of debt they were owed. Notes payable, accounts payable, accurued liabilities, convertible promissory notes payable, and other long-term debtors were offered the conversion. The offering required a majority of the debtors to agree to the terms of the conversion. In July 1998, a majority of the debtors agreed to the offering and, accordingly, all of the then outstanding debt was converted to preferred stock. The Company is in the process of authorizing and issuing the preferred stock.

In October 1998, the Company entered into an "Agreement for Payment of Tax Obligations" with a Mexican corporation known as Grupo Clima S.A
DE C.V. ("Grupo"). Under the agreement, the Company issued 3,000,000 shares of the common stock to Grupo. In exchange, Grupo has agreed to satisfy all of the claims with the Federal, State of Washington, Cowlitz County, Washington, and any local taxing authorities against the Company. Grupo intends to negotiate a settlement with each of the taxing authorities, sale the common stock and use the proceeds to satisfy the tax claims, and obtain a full release of liability for the Company and any of its officers. Under the agreement, no additional shares may be issued should the amount of the claims exceed the proceeds form the sale of the common stock, nor is Grupo obligated to return to the Company any proceeds in excess of the aggregate calims. The Company may be contingently iliable for some or all of the taxing authorities claims should Grupo not be able to obtain a full release of liability for the Company and any of its officers.

In 1997, in a private placement, the Company issued $550,350 of notes payable net of $104,626 of deferred financing costs. In 1998, the Company converted the notes payable to preferred stock as part of the debt conversion.

12.	Commitment and contingencies
In September 1998, the Company entered into an agreement with a Mexican corporation known as Yachts of the Americas' S.A. DE C.V. ("Yachts of the Americas"). Under the agreement, Yachts of the Americas has agreed to build a manufacturing plant and facilities and to manufacture boats and luxury motor yachts in strict compliance with the specifications of the Company. The plant and all machinery it builds or purchaes will remain in the ownership of Yachts of the Americas. The primary reason for entering into this agreement by the Company and Yachts of the Americas is to take advantage of the NAFTA treaty benefits between the two countries. The Company expects to be more competitive in the United States markets as a results of this manufacturing agreement.

TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
December 31, 1998

12.	Commitment and contingencies (continued)
During 1998, the Company issued to Yachts of the Americas, 2,000,000 shares of its common stock in accorance with the agreement. In exchange, Yachts of Americas has agreed to provide to the Company $2,000,000 of future manufacturing services at their cost plus 20%.

In October 1997, the previous landlord of the building in which the Company leased its office and manufacturing facilities seized substantially all of the Company's personal property consisting of all work-in-process inventories, raw material inventories and all manufacturing equipment, office furniture and fixtures, and molds and patterns for failure to pay rent under their lease agreement. The landlord also filed a claim against the Company for approximately $291,000. In December 1997, the landlord held a lien foreclosure sale and sold all personal property it had seized.

The company believes it has a substantial claim against the landlord for unlawfully conducting a landlord's lien foreclosure sale at a time after the landlord's lien had expired. The Company also believes that certain equipment; molds and patterns sold had preferential liens against them.
 Based on a third party appraisal, the value of the molds and patterns alone was approximately $5,900,000. The Company is vigorously pursuing the matter and believes it has a reasonable possibility of a favorable outcome. No adjustments have been made in the accompanying financial statements for any gain or loss contingency, as the outcome of the matter is uncertain.

In February 1997, the Company entered into a retainer agreement relating to legal services for securities matters with compensation at a rate of $6,000 per month payable either in common stock of the Company registered with the Securities and Exchange Commission under Regulation S-8, if available, and valued at the lowest bid price during the month payable, or in restricted common stock valued at 50% of the lowest bid during the month payable.

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

Date: 4-21-98


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                Date

/s/_______________________________                         4-21-98
D.R. Cooley                           President, Chief
                                      Operating Officer,
                                      Chief Financial
                                      Officer, Director

/s/_______________________________                         4-21-98
Peter D. Hobbs                        Chairman, Chief
                                      Executive Officer,
                                      Secretary, Director