Form 10QSB
period 1999-03-31
TOLLYCRAFT YACHT CORP
filed 1999-05-14
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934 For the quarterly period ended March 31, 1999

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

                             (253) 884-5750
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

The number of shares of common stock outstanding as of March 31, 1999 is 8,117,476.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Tollycraft Yacht Corporation
First Quarter - 1999

Balance Sheet
                                   December 31,                      March
31,
                                        1998                           1999
Current Assets
Cash                                       145                            145
Accounts receivable                                                        -
Raw material inventories                303,508                       303,508
Work-in-progress inventories             96,909                        96,909
            Prepaid expenses                                              -
                                        400,562                       400,562

Property and Equipment, net           2,374,292                     2,359,292

Other Assets                          2,382,000                     2,472,000

Total Assets                          5,156,854                     5,231,854

Current Liabilities                         -

Net deferred tax liabilities            330,498                       330,498

Stockholders Equity (Deficit)
Preferred stock to be issued         11,616,300                    11,616,300
Common stock                          9,654,206                     9,744,206
Retained earnings (deficit)         (16,444,150)
(16,459,150)

Total Liabilities and
Stockholders Equity                   5,156,854                     5,231,854



Statement of Operations

                                                     Three Months
                                                    Ended March 31,
                                               1998                 1999

Net sales                                         0                    0

Cost of sales                                     0                    0

Gross Margin                                      0                    0

Excess plant capacity                             0                    0

Selling expenses                                  0                    0

General and administrative expenses         205,142               15,000

Income (loss) from operations              (205,142)             (15,000)

Other income (expenses):
Interest, net                              (248,658)                   0

Total other income (expenses)              (248,658)                   0

Income (loss) before provision
for income tax                            (453,800)              (15,000)

Net income (loss)                         (453,800)              (15,000)




                                               Statement of cash flows
                                                   Three Months
                                                  Ended March 31,
                                                1998              1999

Cash, January 1,                                2,199               145

Cash flows from operating activities:
Net loss                                     (453,800)          (15,000)
Adjustments to reconcile net loss
to net cash used by operations
Depreciation                                   16,290            15,000
Change in assets and liabilities
Other current assets                              231                 0
Accounts payable                               48,545                 0
Accrued payroll & taxes                        27,219                 0
Other current liabilities                      77,724                 0
                                             (223,791)                0

Cash flows from financing activities:
Proceeds from notes payable                   147,350                 0
Proceeds from long-term debt                   22,238                 0
Issuance of common stock                      114,132                 0
                                              283,720                 0

Net increase (decrease) in cash                   (71)                0

Cash, March 31                                  2,128               145



TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements

1. Basis of Presentation and Summary of significant accounting policies The unaudited interim condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the results for the interim periods presented.

The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

2. Operations
The Company has devoted substantial efforts during 1998 and continuing into 1999, in relocating their corporate administrative and sales offices to Plantation, Florida,its manufacturing facilities to Merida, Yucatan, Mexico and restructuring debt, rather than in the marketing and manufacturing of luxury motor yachts. Management believes that the efficiencies expected to be achieved by relocating to the Eastern United States, which is closer to the geographic area most served by the Company, and the lower operating overhead expected by relocating their manufacturing to Mexico will enable the Company to achieve profitably. The Company expects the construction of their new manufacturing plant to be completed by the third quarter of fiscal 1999. At that time the Company will be able to commence manufacturing again. Marketing efforts will begin in the spring of 1999.

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

3. Capital stock
In June 1998, the Company board of directors authorized the issuance of 5,000,000 shares of $.001 par value preferred stock and offered each debtor one share of preferred stock of the Company for each ten dollars of debt they were owed. Notes payable, accounts payable, accurued liabilities, convertible promissory notes payable, and other long-term debtors were offered the conversion. The offering required a majority of the debtors to agree to the terms of the conversion. In July 1998, a majority of the debtors agreed to the offering and, accordingly, all of the then outstanding debt was converted to preferred stock. The Company is in the process of issuing the preferred stock.

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

In January 1999 the Company issued 10,000 shares of common stock for prepaid legal services and 20,000 shares of common stock for prepaid administrative expenses.

In March 1999 the Company granted a stock option pursuant to the 1996
Employees
Stock Option Plan in the amount of 100,000 common shares each at an exercise price of $1.625 per share and an exercise period of five years.

4.	Commitment and contingencies
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


Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.
Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan,"
 "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events.
Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

GENERAL INFORMATION

Since August of 1997 and continuing currently the company has continued its efforts in relocating their manufacturing facilities to Merida, Yucatan, Mexico and its corporate administrative and sales offices to Plantation, Florida. The Company was not involved with manufacturing activities. For a more complete discussion of the Company's relocation plans see the Sections entitled "Relocation of Corporate Headquarters" and "Relocation of Manufacturing and Production".

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

Tollycraft Yacht Corporation has signed a Joint Venture Agreement with "Yachts of the Americas" a Mexican Corporation to produce its vessels in Progreso, Mexico. The vessels will be produced in a new 100,000-sq. ft. facility presently being designed for Tollycraft. The building will be situated in a new marine business park that is presently being developed by the Governor of the State of Yucatan. The property comes with 240 feet of waterfront that will feature an all-concrete wharf as well as a rail system for the launching and haul out of vessels up to 150' in length. The joint venture partners will provide the following:
   - Construct manufacturing space in a new marine orientated to Tollycraft specifications.
   - Locate and prescreen the local work force to fill required production hourly and salaried positions with adequately trained workers
   - Fund manufacturing labor costs and provide payroll and other administrative functions relating to the local work force as well as obtain all necessary government permits

Tollycraft Yacht Corporation projects a fully burdened labor rate of $4.00 to $8.00 US per hour. Fully burdened labor rates include hourly and salaried employees in the Mexico facilities, manufacturing facilities costs, electricity and utilities, Mexico MRO expenses, communication, and travel expenses. This compares to Tollycraft's previous fully burdened labor rate at its closed U.S. facility of approximately $27.00 per labor hour. It is anticipated that the Mexican joint venture will fund all of the direct labor and costs of the production buildings in Mexico.

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

Results of Operations

Current operating results were as expected and budgeted by management. All production has been discontinued and all non-essential personnel have been laid off. A net loss of $(15,000) was incurred for the quarter ended March 31, 1999, due to depreciation of property, plant and equipment. For the quarter ended March 31, 1998 the net loss had been $453,800.

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

As of March 31, 1999, the Company's current assets equaled $400,562. In 1997, the Company's internally generated cash flow has not been sufficient to finance its operations. The cumulative losses of the Company continued to be financed through current liabilities. As stated above, in 1998, the Company converted substantially all of its liabilities to preferred stock. As of March 31, 1999, current liabilities total $330,498.

Despite the Company's past difficulties in making timely payments to its creditors, the Company does not expect any difficulties in obtaining raw materials once production returns to a regular level.

There were no significant capital expenditures for equipment during the quarter ended March 31, 1999.

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


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

Pursuant to a debt conversion, the Company will issue in a private transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, up to 1,500,000 shares of series A preferred shares of its capital stock proportionately to all debt holders of record as of June 29, 1998. Each preferred share to carry a series of warrants convertible to one share of the Corporations common stock as follows:
     "A" warrants exercisable at $2.25 after 12 months, "B" warrants exercisable at $2.00 after 24 months, "C" warrants exercisable at $1.25 after 36 months,
In the event of liquidation, the preferred shares have preference over the common shares. The preferred shares have no dividend preference and no voting rights, except in matters which affect the priority of the shareholders.

In January 1999 the Company, issued, as part of the S-8 registration statement already filed with the Securities and Exchange Commission, 10,000 shares of common stock for prepaid legal services and 20,000 shares of common stock to an officer of the Company for prepaid administrative expenses.

In March 1999 the Company granted a stock option pursuant to the 1996 Employees Stock Option Plan in the amount of 100,000 common shares each at an exercise price of $1.625 per share and an exercise period of five years.


Item 3. Defaults Upon Senior Securities

Pursuant to action taken June 29, 1998, the Board of Directors of Tollycraft Yacht Corporation resolved to convert all debt, secured and unsecured, to equity through the issuance of capital stock. The Company is currently in the process of achieving this conversion.

The Company will issue up to 1,500,000 shares of series A preferred shares of its capital stock proportionately to all debt holders of record as of June 29, 1998. Each preferred share to carry a series of warrants convertible to one share of the Corporations common stock as follows:
     "A" warrants exercisable at $2.25 after 12 months, "B" warrants exercisable at $2.00 after 24 months, "C" warrants exercisable at $1.25 after 36 months,


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

5.1 TERMS OF $10 PREFERRED SHARES, SERIES A
5.2 "A" WARRANT CERTIFICATE TO PURCHASE COMMON STOCK
5.3 "B" WARRANT CERTIFICATE TO PURCHASE COMMON STOCK
5.4 "C" WARRANT CERTIFICATE TO PURCHASE COMMON STOCK

27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollycraft Yacht Corporation
    (Registrant)


Date: May 14, 1999


By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer