Form 10QSB/A
period 1999-03-31
TOLLYCRAFT YACHT CORP
filed 1999-06-04
CIK 1019867

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

Balance Sheet
(Unaudited)

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


See accompanying notes.



Tollycraft Yacht Corporation
First Quarter - 1999

Statement of Operations
(Unaudited)

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


See accompanying notes.



Tollycraft Yacht Corporation
First Quarter - 1999

Statement of cash flows
(Unaudited)
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


See accompanying notes.



Tollycraft Yacht Corporation
First Quarter - 1999
Notes to Financial Statements (Unaudited)

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

Dennis Pursley v. Tollycraft Yacht Corporation and 35 others
San Diego Superior Court, San Diego County, California
Claim for intentional misrepresentation, sale of security not qualified for sale, and fraudulent transfer. While Mr. Pursley is a shareholder and a note holder in Tollycraft, he was never contacted by any of the 35 defendants to invest in the Company. Mr. Pursley's funds all came via the solicitation of his own registered stockbroker, Massoud Kharrizan. Pursley, through his attorney, Eugene Albertini, has offered to settle the matter for $150,000 and 250,000 shares of the Company's free trading common stock. The Company has declined. At their recent deposition, the Company believes that the broker, Massoud Kharrizan, and his wife Linda Kharrizan, may have perjured themselves with respect to their involvement in this matter. The Company considers this suit meritless greenmail, will continue it's defense, and, given success, intends to institute a countersuit for malicious prosecution and abuse of process.

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

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Table:

5.1 TERMS OF $10 PREFERRED SHARES, SERIES A*
5.2 "A" WARRANT CERTIFICATE TO PURCHASE COMMON STOCK*
5.3 "B" WARRANT CERTIFICATE TO PURCHASE COMMON STOCK*
5.4 "C" WARRANT CERTIFICATE TO PURCHASE COMMON STOCK*
27 Financial Data Schedule*

*previously filed in the 10-QSB for quartered ended March 31, 1999.

     (b) No reports on Form 8-K were filed during the quarter.

                            [Signatures]

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tollycraft Yacht Corporation
    (Registrant)


Date: June 1, 1999


By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer