Form 10KSB/A
period 1997-12-31
TOLLYCRAFT YACHT CORP
filed 1999-06-18
CIK 1019867

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO.1

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

(Registrant's telephone number, including area code): (954) 916-2618

Securities registered pursuant to Section 12(b) of the Act: NONE

Name of each exchange on which registered: NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.001 PAR VALUE (Title of class)

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

The following items are amended:

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
and                                               Compen-  Stock       lying         LTIP       Compen-
Principal                                         sation   Award(s)    Options/      Payouts    sation
Position           Year    Salary ($)  Bonus ($)   ($)      ($)        SARs

Peter D. Hobbs     1997   ...                                         105,000(2)
Chairman, Chief    1996   ...
Executive Officer  1995   ...
Secretary

D.R. Cooley        1997   96,000                 9,000 (1)            105,000(2)
President,         1996   96,000                 9,000 (1)            160,000(3)
Chief Executive    1995   96,000                 9,000 (1)
Officer, Chief
Financial Officer

(1) Pertains to a $750 per month automobile allowance.
(2) Pertains to 1996 Employee Stock Option Plan (See hereinbelow.)
(3) Pertains to Incentive Stock Option Agreement (See hereinbelow.)

1997 Option Grants. The following table shows information regarding grants of stock options in 1997 to the executive officers named in the Summary
Compensation Table.

                          Individual Grants

(a)	            (b)	             (c)	             (d)	           (e)
                Number of        % of Total
                Securities       Options/SARs
                Underlying       Granted to       Exercise
                Options/SARs     Employees        or Base        Expiration
Name            Granted (#)	   In Fiscal Year	  Price ($/Sh)   Date

Peter D. Hobbs  105,000           33              6.00/Share     2/18/02 (1)
D.R. Cooley     105,000           33              6.00/Share     2/18/02 (1)

Footnotes
(1) Granted 2-18-97 pursuant to the 1996 Employee Stock Option Plan.

The table shows the aggregate number of unexercised options and SARs that were exercisable and unexercisable as of December 31, 1997, and the values of "in-the-money" stock options and SARs on December 31, 1997, which represent the positive difference between the market price of the Company's Common Stock and the exercise price of such options/SARs.

AGGREGATED FISCAL YEAR-END OPTION VALUES

                Number of Unexercised           Value of Unexercised
                Options Held At                 In-The-Money Options At
                December 31, 1997               December 31, 1997 (3)

Name            Exercisable   Unexercisable     Exercisable  Unexercisable

Peter D. Hobbs  105,000 (4)   0                 (3)          (3)

D.R. Cooley     120,000 (1)   0                 (3)          (3)
                 40,000 (2)   0                 (3)          (3)
                105,000 (4)   0                 (3)          (3)


Footnotes
 (1) Stock Option Agreement, adjusted for reverse split, expires 24 months after the debt owed by the Company to Vera Corporation is fully paid and no longer outstanding or is bargained, sold, assigned, transferred or conveyed to a third party, and written notice from the Company of such payoff or transfer is given to the Optionee.
 (2) Incentive Stock Option Agreement, adjusted for reverse split, exercisable as follows: (1.1) Up to 10,000 shares at $9.25 per share, which is the fair value at the time this option is granted, on or before 12/31/96; (1.2) Any unexercised shares issuable pursuant to Section 1.1 herein and up to 10,000 additional shares, all at $12.50 per share on or before 12/31/97; (1.3) Any unexercised shares issuable pursuant to Sections
1.1 and 1.2 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/98; (1.4) Any unexercised shares issuable pursuant to Sections
1.1, 1.2, and 1.3 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/99.
 (3) There were no option/SAR exercises in last fiscal year and FY-End
Option/SAR Values are $0 since the options are not "in-the-money".
 (4) Resolution dated February 18, 1997 granting options pursuant to the 1996
Employee Stock Option Plan, exercisable for five years at $6.00 per share.

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

                              POWER OF ATTORNEY

The Registrant and each person whose signature appeared in the 10-KSB for the year ended December 31, 1997 have therein authorized
Peter D. Hobbs, the agent for service named in this Report, with full power to act alone, to file one or more amendments to said Report, which amendments may make such changes in the Report as such agent for service deems appropriate, and the Registrant and each such person hereby appoints such agent for service as attorney-in-fact, with full power to act alone, to execute in the name and in behalf of the Registrant and any such person, individually and in each capacity stated below, any such amendments to this Report.

                                [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TOLLYCRAFT YACHT CORPORATION  (Registrant)


By: /s/_______________________________
    Peter D. Hobbs, Chairman, Chief
    Executive Officer, Secretary

Date: June 14, 1999
