Form 10KSB40/A
period 1998-12-31
TOLLYCRAFT YACHT CORP
filed 1999-06-18
CIK 1019867

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO.1

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
and                                               Compen-  Stock       lying         LTIP       Compen-
Principal                                         sation   Award(s)    Options/      Payouts    sation
Position           Year    Salary ($)  Bonus ($)   ($)      ($)        SARs

Peter D. Hobbs     1998   ---
Chairman, Chief    1997   ...                                         105,000(2)
Executive Officer  1996   ---
Secretary

D.R. Cooley        1998   48,000 (1)              60,000*
President,         1997   96,000                   9,000 (1)          105,000(2)
Chief Executive    1996   96,000                   9,000 (1)          160,000(3)
Officer, Chief
Financial Officer


* 20,000 shares of common stock valued at $3.00 per share.
(1) Accrued at $8,000 per month from January through June 1998.
(2) Pertains to 1996 Employee Stock Option Plan (See hereinbelow.)
(3) Pertains to Incentive Stock Option Agreement (See hereinbelow.)

Option Grants

There were no option grants in 1998.

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
Directors As a Group

(1) As Voting Trustee on behalf of Kramfors Limited, 2 Ice House Street, Suite 202, Central Hong Kong.

                              POWER OF ATTORNEY

The Registrant and each person whose signature appeared in the 10-KSB for the year ended December 31, 1998 have therein authorized
D.R. Cooley, the agent for service named in this Report, with full power to act alone, to file one or more amendments to said Report, which amendments may make such changes in the Report as such agent for service deems appropriate, and the Registrant and each such person hereby appoints such agent for service as attorney-in-fact, with full power to act alone, to execute in the name and in behalf of the Registrant and any such person, individually and in each capacity stated below, any such amendments to this Report.

                                [SIGNATURES]

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TOLLYCRAFT YACHT CORPORATION  (Registrant)


By: /s/_______________________________
    D.R. Cooley, President,
    Chief Operating Officer
    Chief Financial Officer

Date: 6-14-99