Form 10QSB
period 1999-06-30
TOLLYCRAFT YACHT CORP
filed 1999-08-13
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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

                               (954) 916-2618
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

The number of shares of common stock outstanding as of June 30, 1999 is 8,117,476.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Tollycraft Yacht Corporation
Second Quarter - 1999

Balance Sheet (Unaudited)
                                   December 31,                      June 30,
                                        1998                           1999
Current Assets
Cash                                       145                             95
Accounts receivable                                                        -
Raw material inventories                303,508                       303,508
Work-in-progress inventories             96,909                        96,909
            Prepaid expenses                                              -
                                        400,562                       400,512

Property and Equipment, net           2,374,292                     2,344,292

Other Assets                          2,382,000                     2,374,500

Total Assets                          5,156,854                     5,119,304

Current Liabilities                         -

Net deferred tax liabilities            330,498                       330,498

Stockholders Equity (Deficit)
Preferred stock                      11,616,300                    11,616,300
Common stock                          9,654,206                     9,744,206
Retained earnings (deficit)         (16,444,150)                  (16,241,202)

Total Liabilities and
Stockholders Equity                   5,156,854                     5,119,304


Tollycraft Yacht Corporation
Second Quarter - 1999

Statement of Operations (Unaudited)

                                  Three Months                 Six Months
                                 Ended June 30,              Ended June 30,
                               1998          1999          1998          1999

Net sales                          0             0             0             0

Cost of sales                      0             0             0             0

Gross Margin                       0             0             0             0

Excess plant capacity              0             0             0             0

Selling expenses                   0             0             0             0

General and administrative
expenses                     134,844        22,550       339,985        37,550

Income (loss) from
operations                  (134,844)      (22,550)     (339,985)      (37,550)

Other income (expenses):
   Interest, net            (256,073)            0      (504,732)      (37,550)
   Gain on sale of assets          0             0             0             0
   Other                           0             0             0             0
        Total other
        income (expense)    (256,073)      (22,550)     (504,732)      (37,550)

Income (loss) before
provision for income taxes (256,073)      (22,550)     (504,732)      (37,550)

Provision for income taxes
- deferred                        0             0             0             0

Net income (loss)          (256,073)      (15,050)     (504,732)      (30,050)


Tollycraft Yacht Corporation
Second Quarter - 1999

Statement of Cash Flows (Unaudited)
                                              Six Months
                                             Ended June 30,
                                           1997          1998

Cash, January 1,                             2,199           145

Cash flows from operating activities:
   Net loss                               (844,717)      (22,550)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                         32,025        15,000
   Change in assets and liabilities:
       Accounts receivable                   4,280             0
       Material inventory                        0             0
       Work-in-process inventory                 0             0
       Other current assets                    385         7,550
       Accounts payable                 (1,346,311)            0
       Accrued payroll & taxes          (2,759,710)            0
       Customer deposits                  (598,000)            0
       Other current liabilities          (768,212)            0
       Deferred tax liability             (222,542)            0
                                        (6,502,802)        7,550

Cash flows from investing activities:
   Purchase of other assets                      0             0
   Purchases of equipment                        0             0
                                                 0             0

Cash flows from financing activities:
   Proceeds from notes payable             299,587             0
   Repayment of notes payable           (7,197,620)            0
   Proceeds from long-term debt             47,150             0
   Repayment of long-term debt          (1,653,586)            0
   Issuance of preferred stock          14,833,181             0
   Issuance of common stock                174,132             0
                                         6,502,844             0

Net increase (decrease) in cash                 42           (50)

Cash, June 30,                               2,241            95


TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Six Months Ended June 30, 1999

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

The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

Pension and profit sharing plan: Union employees of the Company participate in a pension plan, which qualifies under Section 401 (k) of the Internal Revenue Code. The Company is required by the union contract to make annual contributions of $.05 per labor hour. The Company contributed $24,132 to the plan in 1998. No contributions were made to the plan in this quarter. The Company is in the process of terminating the pension and profit sharing plans.

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

2. Operations
The Company has devoted substantial efforts during 1998 and continuing into 1999, in relocating their corporate administrative and sales offices to Plantation, Florida, its manufacturing facilities to Merida, Yucatan, Mexico and restructuring debt, rather than in the marketing and manufacturing of luxury motor yachts. Management believes that the efficiencies expected to be achieved by relocating to the Eastern United States, which is closer to the geographic area most served by the Company, and the lower operating overhead expected by relocating their manufacturing to Mexico will enable the Company to achieve profitably. The Company expects the construction of their new manufacturing plant to be completed by the third quarter of fiscal 1999. At that time the Company will be able to commence manufacturing again

The accompanying financial statements have been prepared on a basis of going concern, which basis contemplates the realization of assets and the satisfaction of liabilities as they become due through continuing operations. No adjustments have been made to the accompanying financial statements should the Company be unable to continue in existence, as the outcome of management's plan is uncertain.

3. Capital stock
In June 1998, the Company board of directors authorized the issuance of 5,000,000 shares of $.001 par value preferred stock and offered each debtor one share of preferred stock of the Company for each ten dollars of debt they were owed. Notes payable, accounts payable, accrued liabilities, convertible promissory notes payable, and other long-term debtors were offered the conversion. The offering required a majority of the debtors to agree to the terms of the conversion. In July 1998, a majority of the debtors agreed to the offering and, accordingly, all of the then outstanding debt was converted to preferred stock.

In October 1998, the Company entered into an "Agreement for Payment of Tax Obligations" with a Mexican corporation known as Grupo Clima S.A
DE C.V. ("Grupo"). Under the agreement, the Company issued 3,000,000 shares of the common stock to Grupo. In exchange, Grupo has agreed to satisfy all of the claims with the Federal, State of Washington, Cowlitz County, Washington, and any local taxing authorities against the Company. Grupo intends to negotiate a settlement with each of the taxing authorities, sale the common stock and use the proceeds to satisfy the tax claims, and obtain a full release of liability for the Company and any of its officers. Under the agreement, no additional shares may be issued should the amount of the claims exceed the proceeds form the sale of the common stock, nor is Grupo obligated to return to the Company any proceeds in excess of the aggregate claims. The Company may be contingently liable for some or all of the taxing authorities claims should Grupo not be able to obtain a full release of liability for the Company and any of its officers.

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
In September 1998, the Company entered into an agreement with a Mexican corporation known as Yachts of the Americas' S.A. DE C.V. ("Yachts of the Americas"). Under the agreement, Yachts of the Americas has agreed to build a manufacturing plant and facilities and to manufacture boats and luxury motor yachts in strict compliance with the specifications of the Company. The plant and all machinery it builds or purchases will remain in the ownership of Yachts of the Americas. The primary reason for entering into this agreement by the Company and Yachts of the Americas is to take advantage of the NAFTA treaty benefits between the two countries. The Company expects to be more competitive in the United States markets as a results of this manufacturing agreement.

During 1998, the Company issued to Yachts of the Americas, 2,000,000 shares of its common stock in accordance with the agreement. In exchange, Yachts of Americas has agreed to provide to the Company $2,000,000 of future manufacturing services at their cost plus 20%.

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

Current operating results were as expected and budgeted by management. All production has been discontinued and all non-essential personnel have been laid off. A net loss of $(22,800) was incurred for the quarter ended
June 30, 1999, of which $22,750 was due to depreciation of property, plant and equipment, and the amortization of prepaid expenses. For the quarter ended June 30, 1998 the net loss had been $256,073.

Management has emphasized the following areas to improve the operations of the Company:

- Relocate manufacturing operations to the Yucatan Peninsula area of Mexico, which will result in a projected 80% reduction in labor costs.
- Relocate administrative offices to southern Florida.
- Increase basic pricing on each yacht to improve gross margins and reflect the improved product being manufactured.
- Redefine manufacturing processes to produce yachts more efficiently and with greater profit margins.
- Select new materials to continue upgrading the quality of each yacht while emphasizing production efficiency.
- Implement a labor tracking information system to monitor and reduce direct labor costs.
- Design a new line of yachts to augment the current models offered.
  The new yachts will utilize updated manufacturing techniques and have greater profit margins.
- Develop relationships with dealers that are able to provide their own inventory financing.
- Increase the dealer network to increase sales volume and reach economies of scale.
- Utilize CNC equipment to lower costs and expedite manufacturing of molds and tooling and production of finished yachts.
- Implements new SCRIMP laminating process to reduce labor and material production costs.

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

As of June 30, 1999, the Company's current assets equaled $400,512, comparable to the December 31, 1998 figure of $400,562. In 1998, the Company converted substantially all of its liabilities to preferred stock. As of June 30, 1999, current liabilities were zero, the same they were on December 31, 1998.

Despite the Company's past difficulties in making timely payments to its creditors, the Company does not expect any difficulties in obtaining raw materials once production returns to a regular level.

There were no significant capital expenditures for equipment during the quarter ended June 30, 1999.

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

In 1997 the Company signed an Investment Banking Agreement with Lloyd Wade Securities of Dallas, Texas, for a Private Placement of $2,500,000 to provide the necessary capital for Tollycraft to go forward with its plans. The Company anticipates no action being taken to implement that agreement until the move to Mexico and Florida are substantially accomplished.

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


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

D & C Lemmons v. Tollycraft
Cowlitz County, Washington
Stipulated Judgment in the amount of $291,048.00
Tollycraft believes it has a substantial offsetting claim against D & C Lemmons for unlawfully conducting a landlord's lien foreclosure. Based upon the law regarding landlord liens, the Company has been advised by counsel that it has a strong chance of success in its claim against D&C Lemmons.
For additional information about this matter see Part II, Item 5.
Other Information.


Larry and Vicki Castello v. Searock, Inc., d/b/a The Allied Marine Group, Tollycraft Yachts, and D.R. Cooley, individually.
17th Judicial Circuit Court, Broward County, Florida
Original File Date: October 11, 1996
Claim for treble damages in excess of $2,700,000 plus attorney fees and costs for failure to deliver a 57-foot yacht as scheduled. Answers by all Defendants have been filed and motions to dismiss have been filed and heard. No decision has been rendered on the Defendants Motion to Dismiss.
Settled in May 1999.

Dennis Pursley v. Tollycraft Yacht Corporation and 35 others
San Diego Superior Court, San Diego County, California
Claim for intentional misrepresentation, sale of security not qualified for sale, and fraudulent transfer. While Mr. Pursley is a shareholder and a note holder in Tollycraft, he was never contacted by any of the 35 defendants to invest in the Company. Mr. Pursley's funds all came via the solicitation of his own registered stockbroker who was with a licensed brokerage firm. It is interesting to note that neither the broker nor the firm has been named as defendants in the suit. The Company believes the suit has no merit and will defend itself vigorously. For additional information about this matter see
Part II, Item 5. Other Information.


Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In July 1999, the Company filed suit against D & C Lemmons and other Defendants In the U.S. District Court - Western District of Washington, (Case # 99-5380), alleging an unlawful landlord's lien foreclosure sale. The suit is in the amount of $18 million and also alleges violations of the Company's patent and trademark rights. (See Part II, Item 1. Legal Proceedings).

In August 1999 Dennis Pursley settled his claim against the Company (See Part II, Item 1. Legal Proceedings).

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

Tollycraft Yacht Corporation
    (Registrant)


Date: August 12, 1999


By:/s/_______________________________
   D.R. Cooley, President
   Chief Operating Officer
   Chief Financial Officer