Form 10QSB
period 1999-09-30
TOLLYCRAFT YACHT CORP
filed 1999-11-16
CIK 1019867

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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

The number of shares of common stock outstanding as of September 30, 1999 is 8,117,476.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.





                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Tollycraft Yacht Corporation
Second Quarter - 1999

Balance Sheet (Unaudited)
                                   December 31,                  September 30,
                                        1998                           1999
Current Assets
Cash                                        145                            95
Accounts receivable                                                        -
Raw material inventories                303,508                       303,508
Work-in-progress inventories             96,909                        96,909
            Prepaid expenses                                              -
                                        400,562                       400,512

Property and Equipment, net           2,374,292                     2,329,292

Other Assets                          2,382,000                     2,374,500

Total Assets                          5,156,854                     5,104,304

Current Liabilities                         -

Net deferred tax liabilities            330,498                       330,498

Stockholders Equity (Deficit)
Preferred stock                      11,616,300                    11,616,300
Common stock                          9,654,206                     9,744,206
Retained earnings (deficit)         (16,444,150)                  (16,226,202)

Total Liabilities and
Stockholders Equity                   5,156,854                     5,104,304





Tollycraft Yacht Corporation
Second Quarter - 1999

Statement of Operations (Unaudited)

                                  Three Months                 Nine Months
                                 Ended September 30,        Ended September 30,
                               1998          1999          1998          1999

Net sales                          0             0             0             0

Cost of sales                      0             0             0             0

Gross Margin                       0             0             0             0

Excess plant capacity              0             0             0             0

Selling expenses                   0             0             0             0

General and administrative
expenses                      30,242        15,000       370,227        52,550

Non recurring expense from
negotiated debt settlements  134,996             0       134,996             0

Income (loss) from
operations                  (165,238)      (15,000)     (505,223)      (52,550)

Other income (expenses):
   Interest, net                   0             0      (504,732)            0
   Gain on sale of assets          0             0             0             0
   Other                           0             0             0             0
        Total other
        income (expense)           0             0      (504,732)            0

Income (loss) before
provision for income taxes  (165,238)      (15,000)   (1,009.955)      (52,550)

Provision for income taxes
- deferred                        0             0             0             0

Net income (loss)           (165,238)      (15,000)   (1,009,955)      (52,550)





Tollycraft Yacht Corporation
Third Quarter - 1999

Statement of Cash Flows
                                              Nine Months
                                           Ended September 30,
                                           1998

Cash, January 1,                             2,199            95

Cash flows from operating activities:
   Net loss                             (1,009,955)      (52,550)
   Adjustments to reconcile net loss
   to net cash used by operations
       Depreciation                         48,316        45,000
   Change in assets and liabilities:
       Accounts receivable                   4,280             0
       Material inventory                        0             0
       Work-in-process inventory                 0             0
       Other current assets                    385             0
       Accounts payable                 (1,346,311)            0
       Accrued payroll & taxes          (2,759,710)            0
       Customer deposits                  (598,000)            0
       Other current liabilities          (764,301)            0
       Deferred tax liability             (222,542)            0
                                        (6,647,838)            0

Cash flows from investing activities:
   Purchase of other assets                      0             0
   Purchases of equipment                        0             0
                                                 0             0

Cash flows from financing activities:
   Proceeds from notes payable             299,587             0
   Repayment of notes payable           (7,197,620)            0
   Proceeds from long-term debt             47,150             0
   Repayment of long-term debt          (1,653,586)            0
   Issuance of preferred stock          14,968,176             0
   Issuance of common stock                184,132             0
                                         6,647,839             0

Net increase (decrease) in cash                  1             0

Cash, September 30                           2,200            95





TOLLYCRAFT YACHT CORPORATION
Notes to Financial Statements
For the Nine Months Ended September 30, 1999

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

The accompanying condensed financial statements and related notes should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full calendar year.

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

5. Settlement of Pursley lawsuit. The foregoing financial statements do not reflect the issuance of 200,000 shares of common stock to be issued pursuant to the settlement of the Pursley litigation.

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

Current operating results were as expected and budgeted by management. All production has been discontinued and all non-essential personnel have been laid off. A net loss of $(15,000) was incurred for the quarter ended September 30, 1999, due to depreciation of property, plant and equipment. For the quarter ended September 30, 1998 the net loss had been $165,238.

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

As of September 30, 1999, the Company's current assets equaled $400,512, comparable to the December 31, 1998 figure of $400,562. In 1998, the Company converted substantially all of its liabilities to preferred stock. As of September 30, 1999, current liabilities were zero, the same they were on December 31, 1998.

Despite the Company's past difficulties in making timely payments to its creditors, the Company does not expect any difficulties in obtaining raw materials once production returns to a regular level.

There were no significant capital expenditures for equipment during the quarter ended September 30, 1999.

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


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Tollycraft v. Lemmons, et al., Case No. 99-5380 pending before the Federal District Court for the Western District of Washington at Tacoma.

Tolly filed suit against D&C Lemmons, LLC, Don and Jane Doe Lemmons, Jerry and Jane Doe Clark, and Northstar Yachts for conversion of Tollycraft's personal property consisting of Tollycraft's hull molds, hull plugs, patterns, associated tooling, and a partially completed 48 foot hull, hull number
48-110. In addition, Tollycraft has asserted claims of violation of Tollycraft's patent and trademark rights, as well as a breach of contract action against Don Lemmons based on a consulting agreement between Tollycraft and Don Lemmons. Tollycraft has prayed for return of its personal property and for a monetary judgment in an amount not less than $18,000,000.00. A motion for Partial Summary Judgment has been filed by Tollycraft on the issue of conversion and is pending before the Court.


D & C Lemmons v. Tollycraft
Cowlitz County, Washington
Stipulated Judgment in the amount of $291,048.00.
Tollycraft has filed a substantial offsetting claim against D & C
Lemmons for unlawfully conducting a landlord's lien foreclosure. Based upon the law regarding landlord liens, the Company has been advised by counsel that it has a strong chance of success in its claim against D&C Lemmons.


Dennis Pursley v. Tollycraft Yacht Corporation and 35 others
San Diego Superior Court, San Diego County, California
Claim for intentional misrepresentation, sale of security not qualified for sale, and fraudulent transfer. On September 23, 1999 the parties settled this case. Under the terms of the settlement, Tollycraft agreed to issue 200,000 shares of restricted common stock to Pursley et al.


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


Tollycraft Yacht Corporation
    (Registrant)


Date: November 15, 1999


By:/s/_______________________________
   Peter Hobbs, Chairman
   Chief Financial Officer

Tollycraft Yacht Corporation 10QSB 9/30/99