Form 10KSB
period 1999-12-31
TOLLYCRAFT YACHT CORP
filed 2002-10-24
CIK 1019867

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $ NONE

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $43,437,483 computed by reference to the average bid and asked price of such common equity, as of December 31, 1998, was $6 9/16.

The number of shares outstanding of the issuer's common stock, as of December 31, 1999, was 8,325,976.

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

                                     PART I

Item 1.  Description of Business.

General

TOLLYCRAFT YACHT CORPORATION ("Tollycraft" or the "Company") was originally incorporated in December 1992 in the State of Minnesota as Child Guard Corporation. The Company changed its name from Child Guard Corporation to Tollycraft Yacht Corporation concurrent with the merger on January 1, 1996 of Child Guard Corporation and Tollycraft Acquisition Corporation, a company registered in the State of Washington. In 1994 Tollycraft Acquisition Corporation had purchased substantially all of the operating assets of the original Tollycraft Corporation, a Washington corporation which was operating under a confirmed Chapter 11 bankruptcy plan of organization. On December 12, 1996 the Company changed its state of registration from Minnesota and is now duly organized and registered in the State of Nevada.

History and Acquisition

Child Guard Corporation was formed in 1992 as a development-stage company to develop and market a child monitoring device. The developed product was not marketed, and in 1995 the Company began merger talks with Tollycraft Acquisition Corporation.

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

As the reputation of his boat-building talents spread, the demand for custom manufactured boats surpassed the demand for furniture and cabinets. With a dedicated group of proficient cabinetmakers and his own expert knowledge of yacht design, a complete line of wooden cruisers was launched. Mr. Tollefson subsequently transferred the assets of his pleasure boat manufacturing operations, "Tollycraft", to CLC in 1955. Concurrently, the name of CLC was changed to Tollycraft Corporation.

For more than fifty years, Mr. Tollefson actively designed and built pleasure cruisers and yachts to meet the specialized needs of cruising enthusiasts. His understanding of the demands of extended voyages came from personal experiences on the water-cruising yachts, which bear his name. Suggestions gathered from fellow boaters also were incorporated into the many Tollycraft models produced over the history of the Company.

A chronological synopsis of "Tollycraft" is as follows:

1932 - Mr. Tollefson, while involved in the cabinets business, started building boats for himself.

1936 - Tollycraft commenced pleasure-boat manufacturing as a sole proprietorship in Kelso, Washington, after building and selling the first boat which exhibited the quality he demanded.

1941 - World War II interrupted boat building while Mr. Tollefson served in the U.S. Coast Guard.

1946 - Central Lumber Company was incorporated in the State of Washington.

1952 - A fire destroyed Central Lumber Company's plant and equipment; after that, the company narrowed the scope of its business activities to boat manufacturing.

1955 - The assets of the sole proprietorship boat manufacturing operations were transferred to Central Lumber Company, Mr. Tollefson's wholly owned company; concurrently, the name was changed to Tollycraft Corporation.

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

1987 - Mr. Tollefson retired from Tollycraft and took a relaxed role in the marine industry as Chairman Emeritus of Tollycraft. Tollycraft Corporation, a then public company, was taken private and merged through a leveraged buyout into Olympic Equities, Inc. Thereafter, Olympic Equities, Inc. changed its name to Tollycraft Yachts Corporation. As with many leveraged buyouts of the 1980's, the transaction was ill fated and threatened the long-term financial stability of the Company.

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

1994 - A group of investors formed Tollycraft Acquisition Corporation and, effective June 6, 1994, purchased substantially all of the operating assets of the old company.

1996 - January 31, Tollycraft Acquisition Corporation was acquired, in a merger transaction, by Child Guard Corporation which concurrently changed its name to Tollycraft Yacht Corporation.

1996 - November, Kramfors Unlimited/Peter Hobbs obtained voting control of Tollycraft in order to effectively conduct a turnaround for the Company.

1997 - Tollycraft management closes the Washington manufacturing plant and begins planning to relocate Corporate Offices to Florida to either outsource its production domestically or overseas to Taiwan and/or to relocate production facilities to a marine-oriented industrial complex in Mexico.

1998 - Tollycraft's Board of Directors resolved to convert all debt to equity through issuance of preferred shares of capital stock.

Tollycraft enters into joint venture with Yachts of America for production of Tollycraft Yachts in Progresso, Yucatan, Mexico.

Business

Tollycraft Yacht Corporation is a builder of high-quality cruising motor yachts. The yachts are luxuriously equipped and built with the highest structural integrity to ensure safe, long-range cruising. The current line of yachts is as follows:

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

All Tollycraft yachts have a 15-year transferable hull warranty, the longest and most comprehensive warranty in the industry. To date, there has never been a manufacturing-related hull failure. Tollycraft Yachts are designed for owner convenience and overall functionality. The electrical and mechanical systems are laid out and installed for ease of use and maintenance. Tollycraft incorporates intelligent engineering, manufacturing integrity, quality craftsmanship, and the patented "Quadralift Hull" construction into all its vessels, thus ensuring to Tollycraft customers a truly seaworthy yacht.

Intelligent Engineering

Recent advancements have been made in controls, steering engines and gears designed for use in large motoryachts. While Tollycraft exercises due caution in adopting new systems until they are thoroughly tested and proven, the most reliable of these are offered as standard or optional equipment.

State-of-the-art components, such as MMC electronic controls, custom AC/ DC electrical, central chilled water heating and air conditioning, vacuum bagged divinycell cored hull and deck structures, fully integrated electrical panels and switches, Hynautic hydraulic steering, fuel distribution manifolds, and oil lubricated shaft stuffing boxes are but a few of the advanced systems utilized in Tollycraft yachts.

Modern systems are of little benefit, however, if they are improperly integrated into the complete yacht. That is why Tollycraft engineers are careful to match technology with function.

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

Wiring systems have been redesigned and simplified. Wire harnesses have been developed which meet or exceed all industry standards. Plug-type connectors, designed to withstand the marine environment, have been incorporated to ease installation and minimize owner maintenance. All Tollycraft wire harnesses are color coded in accordance with NMMA and ABYC specifications.

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

Product standardization and documentation ensure Tollycraft's ability to purchase and manufacture accurately and efficiently. Whenever possible, common parts and processes are employed throughout the various models to minimize training and maximize productivity.

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

Manufacturing Integrity

New ideas and designs are worth little if they do not stand up to the structural mechanical and electrical integrity that is the foundation for Tollycraft cruising yachts' reputation. Tollycraft's manufacturing integrity gives the owner justifiable confidence in his vessel. Over 60 years of building cruising yachts has taught the Company that it takes more than words to instill confidence in a skipper who invests his money and the safety of his crew in a yacht.

Tollycraft's are known as seaworthy yachts. Everyday cruising takes the yachts into waters that test a hull rigorously, and it takes more than a tough hull to survive rough sea conditions. Accordingly, every stringer is encapsulated into the hull, every bulkhead is fiberglassed to the hull, every wood component is glued and reinforced with screws, and wiring and plumbing are fastened every few inches. Any component, whether purchased or manufactured, is proven to withstand the rigors of the marine environment.

Dry rot, once the bane of wooden boats, still attacks modern yachts if precautions are not taken. For this reason, Tollycraft uses premium straight-grained mahogany for deck, cabinet and bulkhead framing. This rot-resistant wood is then encapsulated with fiberglass wherever it might be exposed to bilge water.

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

Decks are cored with closed-cell foam for stiffening and to eliminate any feeling of resilience underfoot. Even shower stalls are laid up of heavy fiberglass so they don't creak or bend when used by a normal sized adult.

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

While Quadralift varies from model to model, its cupped dual chine separates this hull from others. With the waterline midway between the two chines, the Quadralift acts as an effective spray knocker, throwing spray horizontally away from the hull. Deflecting the spray not only delivers a dry ride, but increases efficiency by reducing the amount of wetted surface (drag) along the hull.

The design of the Quadralift provides extra buoyancy at the bow, permitting a finer entry and reducing the tendency to broach in a following sea. In a chop, or at anchor, the Quadralift has a roll-dampening effect, and with this extra stability comes extra comfort. But the most dramatic demonstration of this remarkable hull comes when you ease the throttles forward and feel your Tollycraft rise effortlessly onto plane and handle smoothly at any speed. A nearly full-length keel aids the tracking through turns and gives you excellent control during slow-speed maneuvering.

Product Line Enhancements

Tollycraft management believes that improvement is a process, not a project, and should be accomplished on an incremental basis. Accordingly, key tactics supporting this strategy focus on developing and maintaining a process that empowers Tollycraft employees, contractors, vendors, dealers and customers to provide input for product improvement on a continuous basis.

The Company is planning to expand its existing product line with new complementary products. Existing models have been redesigned and additional reengineering for modular assembly will improve the quality of finished yachts. Exterior and interior styling is an ongoing process to provide Tollycraft customers with up-to-date design enhancements. An additional benefit will be lower manufacturing costs.

The most significant enhancement by the Company to its product line will be the implementation of a relatively new fiberglass laminating technique named for its developers. SCRIMP (Seeman Composites Resin Infusion Molding Process) is a procedure which eliminates 90% of harmful V.O.C. emissions while dramatically lowering labor and material costs. This process allows the skins and structural stiffeners of the yacht to be infused in a one-step process. This method of construction replaces the traditional labor-intensive, multi-step, multi-layer laminating process previously used by the Company and still used by the vast majority of yacht builders within the industry. The process allows dry lay-up of materials resulting in a cleaner, healthier work environment. Exposure to wet resins and accompanying harmful emissions are minimized. Direct labor costs are reduced significantly. Production cost savings are also realized with reduced expenses for costly protective clothing and expensive air handling and emission filtration systems. Testing by the U.S. Navy using standard ASTM tests has shown that the use of SCRIMP-based manufacturing methods has virtually eliminated detectable voids in finished laminates. This level of quality and structural integrity are inherently difficult to obtain using older multi-step layer laminating techniques.

The Company through its joint venture partner, Yachts of America, will be utilizing a 5 AXIS high speed CNC router system. This machine would allow the production of plugs and molds in 60 days rather than the typical 9- to 15-month schedule required when building molds and tooling by hand. The machine will process digital information generated by the Company's CAD system and that of outside naval architects and cut a mold or plug with little labor costs incurred. The Company plans on producing molds and plugs for their own use as a priority. Building molds could also generate additional revenue, tooling and completed parts for other companies and custom yacht builders.

The Company plans to lead the industry in the production of yachts, molds and tooling utilizing these methods.

Industry Analysis and Competition

The U.S. market for pleasure boats has undergone many changes over the last decade. In 1986, 1987 and 1988 sales of pleasure boats skyrocketed by 18.7%, 28.5%, and 14.9%, respectively. Consumer confidence was high, and U.S. exports of pleasure boats were booming. In total, manufacturers' sales of pleasure boats expanded by over 75% in those three years.

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

Making matters worse for pleasure boat manufacturers, Congress passed a 10% luxury tax in 1991 on all pleasure boats costing more than $100,000. Although this tax was repealed in 1993, the damage was already done.

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

Overall growth in manufacturers' sales of pleasure boats over the next ten years is projected at 6.9% annually. Business Trend Analysts expects the total manufacturers' market for pleasure boats to climb to just above $7.746 billion by 2006. The following table shows the annual sales of such boats:

U.S. MANUFACTURERS' SALES OF PLEASURE BOATS ($ Millions)

Year          Value
----          -----
1986         $3,406
1987         $4,378
1988         $5,029
1989         $4,775
1990         $3,894
1991         $2,840
1992         $3,118
1993         $3,487
1994         $3,813
1995         $4,274
1996         $4,439
1997 E       $4,677
1998 E       $4,905
2006 P       $7,746

E - Estimate
P - Projection

Source: The U.S. Market for Pleasure Boats, @ Business Trend Analysts Inc., 1998

Primary Competitors

Tollycraft's primary competition can be divided into two categories, Domestic and Foreign

Domestic: Tollycraft's main competition is from Hatteras, Viking, and, to a lesser extent, Bertram, Sea Ray, Ocean and Carver. Hatteras is the perceived market leader on the East Coast (including the Great Lakes and Gulf of Mexico) and its dealer network is very strong. They have a full line of yachts both in the cruiser and yacht fisher segments. Hatteras's yachts are priced anywhere from 10 to 20 percent higher than Tollycraft on the East Coast.

Foreign: Tollycraft has competition from the Taiwanese manufactured Ocean Alexander, and, to a lesser extent, various Canadian manufacturers. These competitors have built a reputation for emulating Tollycraft's products using extremely cheap labor and trying to under price and undercut Tollycraft's market on the West Coast. The offshore competitors basically sell a lower quality product for a lower price. In addition, Canadian competitors reappear with the cyclical swings of the Canadian dollar. These include Sunship by Westbay and Queenship. Tollycraft competes well against these manufacturers.

The Company believes that foreign competition is the greatest challenge to increasing current market share. From 1991 to 1997, imports of pleasure boats into the United States have increased from $212,496,000 to $1,177,003,000, respectively. Foreign companies all have significantly lower labor rates and overall manufacturing costs. Some receive financial support from governments. Although a majority of the products offered by foreign competitors are substandard, some manufacturers are increasing their quality every year.

Competitive Advantage

Tollycraft's primary competitive advantage results from the high quality of its product. The Company has never had a manufacturing-related hull failure, and customers have shown themselves willing to pay a premium for this quality. Tollycraft's products have historically had a high resale value and have proven to be a good investment for customers.

Tollycraft Yacht Resale Values

1988 Model Year - Resale Value as of March 1998

Model                             Resale Price*      1988 Price        Percent
------------------------------   ---------------    -------------    -----------
30' Sport Cruiser                     $65,000          96,500            67%
34' Sport Sedan                       117,550         170,390            69%
34' Sundeck Cruiser                   131,600         171,290            77%
40' Sundeck Motor Yacht               159,700         175,530            91%
40' Sport Sedan                       203,700         259,330            79%
44' Cockpit Motor Yacht               230,150         268,570            86%
53' Motor YachT                       454,550         563,406            81%
57' Cockpit Motor Yacht               536,800         636,206            84%
61' Pilothouse Motor Yacht            669,150         741,410            90%

Average resale value as a percent of original sales price after 10 years:  80%.

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

Age: 48.4 years old
Number of homes owned: 1.8
Value of principal residence: $363,200
Value of other real estate owned: $223,000

In addition, 45 percent have assets in their business or profession, with the mean value of their equity being $312,303. Only 12 percent of the homeowners have a home mortgage. (U.S. Department of Commerce Survey of Income and Program Participation, households with net worth over $500,000)

Changing U.S. demographics mean that the large "baby boom" generation is entering the average age of Tollycraft's customers resulting in a greater number of qualified, potential customers in the coming decade. Resident population in the 35 to 54 year old age groups has been growing at a very strong rate. Since 1994 it has been the largest age category in the country. In 1980 there were
48.5 million people between the ages of 35 and 54 accounting for 21.4% of the population. By 1998 the number is estimated to grow to 78.9 million people representing 29.2% of the U.S. population. In the year 2000, this segment will top 81.7 million people.

Distribution Network

Tollycraft is currently represented by 5 dealers in 10 locations: Seattle, Portland, California, Michigan, and Florida (6). Representation is being targeted in Toronto, San Francisco, Cape Cod, Chicago, New York, and Annapolis. Once the domestic dealer network is established, the Company will also seek international representation for its products.

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


Item 2.  Description of Property.

Tollycraft Yacht Corporation has signed a Joint Venture Agreement with Yachts of Americas, a Mexican corporation to produce the yachts in a new 100,000 square-foot facility presently being designed for Tollycraft. The building will be situated on 8 acres located in a new marine business park. The site has 240 feet of waterfront and will feature wharfs as well as a rail system for the loading and hauling of vessels up to 150'.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock has been traded in the over-the-counter market since 1993. It is currently traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board (symbol "TLLR") maintained by NASDAQ. The market for TLLR's common stock has often been sporadic and limited.

The following table sets forth the high and low bid prices for the Company's common stock as reported by NASDAQ during the past two years and current year. The prices reflect interdealer quotations, without retail markup, markdown or commissions and may not represent actual transactions.

On December 9, 1996, the Company's security holders approved a 25-for-1 reverse stock split. The amounts in the table set forth below have been restated for comparative purposes to reflect the associated change in value caused by the reverse split.

                                    Low              High
                                    Bid              Bid

1998
March 31                            5 1/4            7 3/4
June 30                             6                6 5/8
September 30                        2 49/50          4 5/16
December 31                         6 1/8            7

1999
March 31
June 30
September 30
December 31

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

The Company will issue up to 1,500,000 shares of its authorized 5,000,000 preferred shares of its capital stock proportionately to all debt holders of record as of June 29, 1998. Each preferred share will carry a series of warrants convertible to one share of the Company's common stock as follows:

"A" warrants exercisable at $2.25 after 12 months, "B" warrants exercisable at $2.00 after 24 months, "C" warrants exercisable at $1.25 after 36 months.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following narration outlines a program for Tollycraft Yacht Corporation to continue as a builder of luxury motor yachts and also to be an attractive investment for the capital markets. It contains certain forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve certain risks and uncertainties, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, express or implied, by such forward-looking statements. Such forward-looking statements speak only as of the date of this document. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Since August of 1997 and throughout 1999, the Company continued its efforts in relocating their manufacturing facilities to Merida, Yucatan, Mexico, and its corporate administrative and sales offices to Plantation, Florida. The Company was not involved with manufacturing activities. For a more complete discussion of the Company's relocation plans, see the Sections entitled "Relocation of Corporate Headquarters" and "Relocation of Manufacturing and Production".

The Company has also redesigned existing yachts, added complementary models to the product line and developed manufacturing systems and procedures to greatly reduce total costs of yacht construction.

Improvements are outlined as follows:

         |X| Consolidated existing yacht models so the Company produces yachts that have an acceptable profit margin.
         |X| Designed and tested new yacht models that enhance the existing product line and have a projected profit margin of at least 20%.
         |X| Developed production sequencing, staging, tasking, and man-loading systems that management believes will greatly increase production efficiency and overall quality of the yachts while reducing direct costs.
         |X| Developed a management information system that will track labor and material costs for each yacht under construction and produce internal reports for proper control of production costs.
         |X|      Identified key personnel positions with necessary experience to implement and manage improved production methods.
         |X|      Identified subcontractors who are capable of supplying major pre-manufactured components. Component manufacturing and modular construction techniques will greatly reduce direct labor costs and overall costs of construction.
         |X| Prepared to implement environmentally safe SCRIMP laminating process for additional labor and material cost savings.
         |X| Developed plan through Yachts of the Americas, its joint venture partner in Mexico, to utilize CNC router equipment to dramatically speed up design and construction of molds and tooling at significantly lower costs.
         |X| Redesigned and upgraded interior fit and finish of the yachts and modernized mechanical and electrical systems in all models.
         |X| Prior to plant shutdown, generated a backlog of $30,000,000 in orders for new yachts at prices up to 40% higher than ever before charged in the history of the Company. These prices have been realized while only increasing the direct cost of the yachts by a modest 10%.

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

The most significant costs savings available to Tollycraft Yacht Corporation will result from the Company's planned relocation of its manufacturing facilities from southwest Washington to a marine-oriented industrial complex in Progresso, Mexico. Tollycraft has been exploring several international locations and has selected Progresso, Mexico over other sites considered for several reasons:

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

Joint Venture

Once the decision was made to relocate the Company to Mexico under NAFTA, Tollycraft then needed to determine whether a joint venture with an existing boat builder was going to be a viable option. Unfortunately, after almost 6 months, it was determined that either the candidates were too weak financially or lacked the sophistication to be able to go forward with such a project. Instead a group of Mexican businessmen put together a company called Yachts of the Americas, S.A. de C.V. and with Tollycraft's expertise and name have acquired land and are building a state-of-the-art manufacturing facility to begin and attract production from not just Tollycraft, but other USA yacht manufacturers.

Tollycraft Yacht Corporation has signed a Joint Venture Agreement with "Yachts of the Americas" a Mexican corporation to produce its vessels in Progreso, Mexico. The vessels will be produced in a new 100,000 square-foot facility presently being designed for Tollycraft. The building will be situated on 8 acres located in a new marine business park that is presently being developed by the Governor of the State of Yucatan. The property comes with 240 feet of waterfront that will feature an all-concrete wharf as well as a rail system for the launching and haul out of vessels up to 150' in length. The joint venture partners will provide the following:

         |X| Construct manufacturing space in a new marine-oriented industrial complex to Tollycraft specifications.
         |X| Locate and prescreen the local work force to fill required hourly and salaried production positions with adequately trained workers.
         |X| Fund manufacturing labor costs and provide payroll and other administrative functions relating to the local work force as well as obtain all necessary government permits.

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

As part of the joint venture agreement, 2,000,000 shares of Tollycraft Yacht Corporation common stock were issued to Yachts of America. Yachts of America has credited the Company $2,000,000 in prepaid manufacturing costs.

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

While the electronic, auto, appliance and textile industries have been part of NAFTA and have had plants for years in Mexico this is a first for a premier yacht builder. Tollycraft vessels have long enjoyed an excellent reputation for quality. This move will more than insure that it will enjoy a reputation as an excellent value as well.

Results of Operations

During the year ended December 31, 1999, the Company incurred a net loss of $(27,027) which consisted primarily of general and aministrative expenses. For the year ended December 31, 1998, the net loss was $(1,146,871). The Company also incurred a negative cash flow from operations of $(50) for the year ended December 31, 1999. The negative cash flow from operations was $(2,054) for the year ended December 31, 1998.

Management has emphasized the following areas to improve the operations of the
Company:

         |X|      Relocate manufacturing operations to the Yucatan Peninsula area of Mexico which will result in a projected 80% reduction in labor costs.
         |X|      Relocate administrative offices to southern Florida.
         |X|      Increase basic pricing on each yacht to improve gross margins and reflect the improved product being manufactured.
         |X|      Redefine manufacturing processes to produce yachts more
                  efficiently and with greater profit margins. |X| Select new materials to continue upgrading the quality of each yacht while emphasizing production efficiency.
         |X|      Implement a labor tracking information system to monitor and reduce direct labor costs.
         |X|      Design a new line of yachts to augment the current models
                  offered. The new yachts will utilize updated manufacturing techniques and have greater profit margins.
         |X|      Develop relationships with dealers that are able to provide their own inventory financing.
         |X|      Increase the dealer network to increase sales volume and reach economies of scale.
         |X|      Utilize CNC equipment to lower costs and expedite
                  manufacturing of molds and tooling and production of finished yachts.
         |X|      Implements new SCRIMP laminating process to reduce labor and material production costs.

Tollycraft Yacht Corporation, in its various business forms, has been manufacturing high-quality watercraft for over 64 years. In that period of time, the Company has produced some of the finest motor yachts available. However, historically unprofitable operations and the circumstances surrounding the Company's manufacturing facilities and landlord require Tollycraft management to make significant changes to the way it does business.

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

In 1998, the Company converted substantially all of its liabilities to preferred stock. As of December 31, 1999, the Company's current assets equaled $400,512. In 1999, the Company's internally generated cash flow has not been sufficient to finance its operations.

As part of the "turnaround process" it had always been recognized that after the final decision was made as to the location of the facility, the next crucial step had to be the cleanup of the balance sheet and the financial obligations. The Company had a stockholders' deficit in 1998 of $16,444,150.00. With the achievement of a plan to reduce costs and the ability to produce boats at a profitable level, the next step was to be able to attract working capital preferably in the form of equity. There were only a limited number of options available. With no net worth and a staggering debt, the options were either to file for Chapter 11 or, because of the fact that Tollycraft is a publicly held company, a plan be put into effect that would convert the debt to equity. It was decided that even under a Chapter 11 filing a plan would include a debt conversion to equity. As a consequence, management decided to proceed with the conversion on its own. Because Tollycraft is a publicly held company, it was and is not the same as if the conversion were to take place with a privately held company. The shares being offered were in the form of Units that carry a preferred share with a value of $10.00 and additional options for the holder of the Units or shares on specific dates into the future. These Units/shares will be registered and it is the intent of the Company to have them trading as soon as possible. While a creditor may want liquidity the Units/shares were set up to be an attractive investment for investors. The holders of the shares on dates 12, 24 and 36 months from the original issue date are entitled to acquire common shares (see below). This is a way to attract long-term investors so that liquidity, if so desired, could be gained by the creditors within a short period of time. Over this time, frame additional value will be added to the Company as it begins production at profitable levels. Trading of the Units/preferred shares would have minimal impact on the common stock. With the majority of the creditors representing the largest amount of the debt, the Board of Directors, on June 29th, 1998, resolved that all debt, secured and unsecured, convert to equity through the issuance of capital stock.

Despite the Company's past difficulties in making timely payments to its creditors, the Company does not expect any difficulties in obtaining raw materials once production returns to a regular level.

There were no significant capital expenditures for equipment during the years ended December 31, 1999 and 1998.

In order to begin production at regular capacity, the Company continues to be in need of additional capital to build production tooling, finance inventory and provide working capital. The Company is dependent on external sources of liquidity until projected levels of production and improvements in direct costs and production efficiencies are achieved which will return the Company to profitability and a positive cash flow. A material commitment for capital expenditures and working capital is necessary to meet the projected sales and production goals. The expected source for a majority of the funds is from financing provided by joint venture production partners for Mexico manufacturing activities. There can be no assurance that the Company can achieve the anticipated aforementioned improvements in operations on acceptable terms.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with our accounting firm.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

Peter D. Hobbs                54         Chairman, Chief Executive Officer,
                                         Secretary, Director

D.R. Cooley                   44         President, Chief Operating Officer
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

Compliance with 16(a) of the Exchange Act. Federal securities laws require the Company's directors, certain of its officers, and persons owning beneficially more than ten percent (10%) of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Commission. The Company is required to disclose any failure of persons, who at any time during the fiscal year, were directors, officers required to report, or more than ten percent (10%) beneficial owners, to file timely those reports during the fiscal year. The Company undertakes the responsibility to file all required reports on behalf of its directors and officers. To the Company's knowledge, based solely upon information furnished to the Company by its directors and certain of its officers, during the fiscal year ended December 31, 1999, all of the Company's directors, officers required to report, and greater than ten percent (10%) beneficial owners made all such filings on a timely basis.

Item 10.  Executive Compensation.

There was no executive compensation in 1999

Option Grants

There were no option grants in 1999. The following table shows information regarding grants of stock options in 1996 to the executive officers named in the Summary Compensation Table.

There were no stock options and SARs exercised by the named executive officers during 1999.

The table shows the aggregate number of unexercised options and SARs that were exercisable and unexercisable as of December 31, 1999, and the values of "in-the-money" stock options and SARs on December 31, 1999, which represent the positive difference between the market price of the Company's common stock and the exercise price of such options/SARs.

AGGREGATED FISCAL YEAR-END OPTION VALUES

                                      Number of Unexercised                         Value of Unexercised
                                         Options Held At                          In-The-Money Options At
                                        December 31, 1999                          December 31, 1999 (3)
                             -----------------------------------------    -----------------------------------------
               Name             Exercisable          Unexercisable           Exercisable          Unexercisable
--------------------------   ------------------    -------------------    ------------------   --------------------
Peter D. Hobbs
D.R. Cooley                      120,000 (1)               0                     (3)                   (3)
                                  40,000 (2)


Footnotes
(1) Stock Option Agreement, adjusted for reverse split, expires 24 months after the debt owed by the Company to Vera Corporation is fully paid and no longer outstanding or is bargained, sold, assigned, transferred or conveyed to a third party, and written notice from the Company of such payoff or transfer is given to the Optionee.

(2) Incentive Stock Option Agreement, adjusted for reverse split, exercisable as follows: (1.1) Up to 10,000 shares at $9.25 per share, which is the fair value at the time this option is granted, on or before 12/31/96; (1.2) Any unexercised shares issuable pursuant to Section 1.1 herein and up to 10,000 additional shares, all at $12.50 per share on or before 12/31/97; (1.3) Any unexercised shares issuable pursuant to Sections 1.1 and 1.2 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/98; (1.4) Any unexercised shares issuable pursuant to Sections 1.1, 1.2, and
     1.3 herein and up to 10,000 additional shares, all at 50% of the bid price of the stock as quoted at the time notice of exercise is given, on or before 12/31/98.
(3) There were no option/SAR exercises in last fiscal year and FY-End Option/SAR Values are $0 since the options are not "in-the-money".

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 18, 1999, the stock ownership of each Named Executive Officer (see Item 10), directors, all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company except as otherwise noted.

Name and Address of                  Amount and Nature of      Percent
Beneficial Owner                     Beneficial Ownership      Of Class
---------------------------------    ----------------------    --------------

Peter D. Hobbs                       1,448,431 (1)             17.9%
7825 Fay Ave.#200
La Jolla, CA 92037
D.R. Cooley                          20,000                    0.02%
8201 Peters Road #1000
Plantation, FL 33324
Named Officers and                   1,468,431                 17.9%
Directors As a Group

(1) As Voting Trustee on behalf of Kramfors Limited, 2 Ice House Street, Suite 202, Central Hong Kong.

Item 12.  Certain Relationships and Related Transactions.

Peter D. Hobbs, Chairman, Secretary, Director of the Company is also an employee of Kramfors Limited. Kramfors Limited has identified Mr. Hobbs as the voting trustee of 17.9% of the common shares of the Company.

During 1999, Corporate Developers of America provided consulting and management services to Tollycraft Yacht Corporation. Mr. Hobbs is the Executive Director of Corporate Developers of America.

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

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1998.

None.

                          TOLLYCRAFT YACHT CORPORATION
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                      WITH
                          REPORT OF INDEPENDENT AUDITOR

                          TOLLYCRAFT YACHT CORPORATION
                     Years ended December 31, 1999 and 1998


                                    Contents

                                                                            Page
Report of Independent Auditor                                                19

Financial Statements:
   Balance sheets                                                            20
   Statements of operations                                                  21
   Statement of changes in stockholders' equity (deficit)                    22
   Statements of cash flows                                                  23
   Notes to financial statements                                             24

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


Tollycraft Yacht Corporation


We have audited the accompanying balance sheets of Tollycraft Yacht Corporation as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tollycraft Yacht Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.

As more fully described in Note 7, the Company's previous landlord has seized certain work-in-process inventories, raw material inventories, and equipment. No adjustments have been made in the accompanying financial statements for this event, as the outcome of this matter is uncertain.



/s/ Timothy L. Steers

April 27, 2000

                                   TOLLYCRAFT YACHT CORPORATION
                                          Balance Sheets

                                                                              December 31
                                                                        1999             1998
                                                                    -------------   -------------
                                              ASSETS
Current assets:
   Cash                                                             $         95    $        145
   Raw material inventories                                              303,508         303,508
   Work-in-progress inventories                                           96,909          96,909
                                                                    -------------   -------------
         Total current assets                                            400,512         400,562

Equipment, net                                                         2,374,292       2,374,292

Other assets                                                           2,374,500       2,382,000
                                                                    -------------   -------------

                                                                    $  5,149,304    $  5,156,854
                                                                    =============   =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Net deferred tax liabilities                                        $    330,498    $    330,498

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no stated value; authorized
     5,000,000 shares, issued and outstanding
     4,400,000 shares in 1999                                         11,616,300              --
   Preferred stock to be issued                                               --      11,616,300
   Common stock, no par value; authorized 100,000,000
     shares, issued and outstanding 8,325,976 shares
     in 1999 (8,087,476 shares in 1998)                                9,673,683       9,654,206
   Retained deficit                                                  (16,471,177)    (16,444,150)
                                                                    -------------   -------------
         Total stockholders' equity                                    4,818,806       4,826,356
                                                                    -------------   -------------
                                                                    $  5,149,304    $  5,156,845
                                                                    =============   =============
See accompanying notes




                          TOLLYCRAFT YACHT CORPORATION
                            Statements of Operations

                                                         Years ended December 31
                                                          1999            1998

Costs and expenses:
General and administrative expenses                   $   27,027      $  519,669
Interest expense, net                                         --         504,718
Loss on disposal of assets                                    --          14,528

Loss before provision for income taxes                    27,027       1,038,915

Provision for income taxes - deferred                         --         107,956

Net loss                                              $   27,027      $1,146,871
Net loss per common share                             $     .003      $     .229



   See accompanying notes


                                    TOLLYCRAFT YACHT CORPORATION
                            Statements of Changes in Stockholders Equity


                                                                                    Preferred
                                                             Preferred stock         stock to
                                                            Shares      Amount       be issued
Balance at January 1, 1998                                     --   $         --   $         --

Common shares issued in exchange for
Prepaid manufacturing at $1.00 per share                       --             --             --

Common shares issued in exchange for debt                      --             --             --

Common shares issued in exchange for debt at
$3.00 per share                                                --             --             --

Common shares issued in exchange for
Services at $3.00 per share                                    --             --             --

Preferred shares to be issued in exchange for debt             --             --     11,616,300

Common shares cancelled                                        --             --             --

Net loss                                                       --             --             --

Balance at December 31, 1998                                   --             --     11,616,300

Common shares issued in exchange for
Services at $.08 per share                                     --             --             --

Preferred shares issued                                 4,400,000     11,616,300    (11,616,300)

Net loss                                                       --             --             --

Balance at December 31, 1999                            4,400,000   $ 11,616,300             --


                                                                                                         Total
                                                              Common stock           Retained         stockholders'
                                                         Shares          Amount       deficit       equity (deficit)

Balance at January 1, 1998                              3,145,383    $  4,366,171   $(15,297,279)   $(10,931,108)

Common shares issued in exchange for
Prepaid manufacturing at $1.00 per share 2,000,000      2,000,000              --      2,000,000

Common shares issued in exchange for debt3,000,000      3,000,000              --      3,103,903

Common shares issued in exchange for debt at
$3.00 per share                                             8,044          24,132             --          24,132

Common shares issued in exchange for
Services at $3.00 per share                                53,333         160,000             --         160,000

Preferred shares to be issued in exchange for debt             --              --             --      11,616,300

Common shares cancelled                                  (119,284)             --             --              --

Net loss                                                       --              --     (1,146,871)     (1,146,871)

Balance at December 31, 1998                            8,087,476       9,654,206    (16,444,150)      4,826,356

Common shares issued in exchange for
Services at $.08 per share                                238,500          19,477             --          19,477

Preferred shares issued                                        --              --             --              --

Net loss                                                       --              --        (27,027)        (27,027)

Balance at December 31, 1999                            8,325,976    $  9,673,683   $(16,471,177)   $  4,818,806



   See accompanying notes


                                    TOLLYCRAFT YACHT CORPORATION
                                      Statements of Cash Flows

                                                                      Years ended December 31
                                                                        1999           1998
Cash flows from operating activities:
Net loss                                                           $    (27,027)   $ (1,146,871)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                             7,500          65,160
Loss on disposal of assets                                                   --          14,528
Common stock issued in exchange for services                             19,477         160,000
Changes in assets and liabilities:
Accounts receivable                                                          --           4,280
Prepaid expenses                                                             --             385
Accounts payable                                                             --         792,508
Deferred income taxes                                                        --         107,956
Net decrease in cash                                                        (50)         (2,054)

Cash at beginning of year                                                   145           2,199

Cash at end of year                                                $        (95)   $        145


Supplemental disclosure of noncash investing and financing activities are as follows:

Common stock issued in exchange for services                       $     19,477    $    160,000
Common stock issued in exchange for prepaid manufacturing          $         --    $  2,000,000
Common stock issued in exchange for accrued liabilities
and long-term debt due the Internal Revenue Service                $         --    $  3,103,902
Common stock issued in exchange for accrued pension contribution   $         --    $     24,132

Conversion of notes payable, accounts payable,
  accrued liabilities and long-term debt for preferred
  stock to be issued                                               $         --    $ 11,616,300



See accompanying notes.



                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                                December 31, 1999


1. Nature of business and summary of significant accounting policies

NATURE OF BUSINESS: Tollycraft Yacht Corporation, (the "Company") is engaged in the manufacture and distribution of luxury motor yachts. The Company grants credit to its customers. The ability to collect its accounts receivable is affected by economic fluctuations in the geographic areas served by the Company.

INVENTORIES: Inventories are valued at net realizable value, which is lower than cost.

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

ESTIMATED WARRANTIES: The Company records a warranty accrual at the time of sale for estimated claims, based on actual claims experience. There is a general one-year parts and labor warranty to the original owner for defects in all Tollycraft built hulls, deck bridges, stringers and bulkheads.

ADVERTISING: The Company expenses the cost of advertising as incurred.

PENSION AND PROFIT SHARING PLAN: Union employees of the Company participate in a pension plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company is required by the union contract to make annual contributions of $.05 per labor hour. The Company contributed $24,132 to the plan in 1998. No contributions were made to the plan in 1999. The Company is in the process of terminating the pension and profit sharing plans.

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

Nature of business and summary of significant accounting policies (continued) Deferred tax assets result principally from the Company's net operating losses not yet utilized for tax purposes. Valuation allowances have been provided for those deferred tax assets as their utilization are uncertain. Deferred tax liabilities result principally from the use of accelerated depreciation for tax purposes.

NET LOSS PER COMMON SHARE: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 8,171,718 for 1999 (5,018,273 for 1998). Preferred stock is not considered a common stock equivalent.

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

2. Operations

The Company has devoted substantial efforts during 1999 and 1998 in relocating their corporate administrative and sales offices to Plantation, Florida, its manufacturing facilities to Merida, Yucatan, Mexico and restructuring debt, rather than in the marketing and manufacturing of luxury motor yachts. Management believes that the efficiencies expected to be achieved by relocating to the Eastern United States, which is closer to the geographic area most served by the Company, and the lower operating overhead expected by relocating their manufacturing to Mexico will enable the Company to achieve profitably.

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

3.       Other assets

Other assets were as follows at December 31:
                                                         1999            1998
Prepaid manufacturing expenses                        $2,000,000      $2,000,000
Prepaid consulting services                              360,000         360,000
Product rights not used in operations                     14,500          22,000
                                                      ----------      ----------
         Total other assets                           $2,374,500      $2,382,000
                                                      ==========      ==========

4.       Equipment

         Equipment was as follows at December 31:
                                                     1999                1998
Manufacturing equipment                          $   486,126        $   486,126
Office furniture and fixtures                        391,575            391,575
Molds and patterns                                 2,888,444          2,888,444
                                                 ------------       ------------
                                                   3,766,145          3,766,145
Less accumulated depreciation                     (1,391,853)        (1,391,853)
                                                 ------------       ------------
Equipment, net                                   $ 2,374,292        $ 2,374,292
                                                 ============       ============
5.       Income taxes

         Net deferred tax liabilities were as follows at December 31:
                                                        1999            1998
Deferred  tax assets-
Net operating loss carryovers                       $ 6,987,849     $ 6,983,795
Valuation allowance for deferred tax assets          (6,987,849)     (6,983,795)
                                                    -----------     -----------
Deferred tax liabilities- depreciation                 (330,498)       (330,498)

Net deferred tax liabilities                        $  (330,498)    $  (330,498)

The Company had net operating loss carryovers as of December 31, 1999 of approximately $20,567,000 ($20,540,000 for 1998) available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire $3,100,000 in 2010; $2,000,000 in 2011; $11,500,000 in 2012; $2,910,000 in 2013; $1,030,000 in 2014;
and $27,000 in 2015.

6.       Capital stock

In April 1999, the Board of Directors authorized the issuance of 238,500 shares of common stock in exchange for professional services. Management of the Company valued the share grants at an average price of $.082 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company recorded professional fees expense totaling $19,477 during the year ended December 31, 1999 as a result of these grants.

In June 1998, the Company offered each debtor one share of preferred stock Company for each ten dollars of debt they were owed. Notes payable, accounts payable, accrued liabilities, convertible promissory notes payable, and all other long-term debtors were offered the conversion. The offering required a majority of the debtors to agree to the terms of the conversion. In July 1998, a majority of the debtors agreed to the offering and, accordingly, all of the then outstanding debt was converted to preferred stock. In December 1999, the Company issued the preferred stock.

In October 1998, the Company entered into an "Agreement for Payment of Tax Obligations" with a Mexican corporation known as Grupo Clima, S.A. DE C.V ("Grupo"). Under the agreement, the Company issued 3,000,000 shares of its common stock to Grupo. In exchange, Grupo has agreed to satisfy all of the claims with the Federal, State of Washington, Cowlitz County, Washington and any local taxing authorities against the Company. Grupo intends to negotiate a settlement with each of the taxing authorities, sell the common stock and use the proceeds to satisfy the tax claims, and obtain a full release of liability for the Company and any of its officers. Under the agreement, no additional shares may be issued should the amount of the claims exceed the proceeds from the sale of the common stock, nor is Grupo obligated to return to the Company any proceeds in excess of the aggregate claims. The Company may be contingently liable for some or all of the taxing authorities claims should Grupo not be able to obtain a full release of liability for the Company and any of its officers.

In February 1998, the Board of Directors authorized the issuance of 53,333 shares of common stock in exchange for legal services. Management of the Company valued the share grants at $3.00 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant. The Company recorded professional fees expense totaling $160,000 during the year ended December 31, 1998 as a result of these grants.

Also in February 1998, the Board of Directors authorized the issuance of 8,044 shares of common stock to the Tollycraft Union 401(k) Plan and Trust representing accrued pension contributions for the plan years 1993, 1995 and 1996 totaling $24,132. Management of the Company valued the share grants at $3.00 per share, which represented no discount from the closing bid price of the Company's common stock at the date of grant.

7.       Commitment and contingencies

In September 1998, the Company entered into an agreement with a Mexican corporation known as Yachts of the Americas' S.A. DE C.V. ("Yachts of the Americas"). Under the agreement, Yachts of the Americas has agreed to build a manufacturing plant and facilities and to manufacture boats and luxury motor yachts in strict compliance with the specifications of the Company. The plant and all machinery it builds or purchases will remain in the ownership of Yachts of the Americas. The primary reason for entering into this agreement by the Company and Yachts of the Americas is to take advantage of the NAFTA treaty benefits between the two countries. The Company expects to be more competitive in the United States markets as a result of this manufacturing agreement.

During 1998, the Company issued to Yachts of the Americas, 2,000,000 shares of its common stock in accordance with the agreement. In exchange, Yachts of the Americas has agreed to provide to the Company $2,000,000 of future manufacturing services at their cost plus 20%.

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

The Company believes it has a substantial claim against the landlord for unlawfully conducting a landlord's lien foreclosure sale at a time after the landlord's lien had expired. The Company also believes that certain equipment and molds and patterns sold had preferential liens against them. Based on a third-party appraisal, the value of the molds and patterns alone was approximately $5,900,000. The Company is vigorously pursuing the matter and believes it has a reasonable possibility of a favorable outcome. No adjustments have been made in the accompanying financial statements for any gain or loss contingency, as the outcome of the matter is uncertain.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TOLLYCRAFT YACHT CORPORATION  (Registrant)


By: /s/ Peter D. Hobbs
    ------------------------------------------------
       Peter D. Hobbs,
       Chairman, Chief Executive Officer, Secretary


By: /s/ D.R. Cooley
    ------------------------------------------------
       D.R. Cooley, President,
       Chief Operating Officer, Chief
       Financial Officer

Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                            Date


/s/ D.R. Cooley            President, Chief Operating Officer,
----------------------     Chief Financial Officer, Director
   D.R. Cooley


/s/ Peter D. Hobbs         Chairman, Chief Executive Officer,
----------------------     Secretary, Director
   Peter D. Hobbs