Form 10QSB
period 2000-03-31
TOLLYCRAFT YACHT CORP
filed 2002-10-24
CIK 1019867

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

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

The number of shares of common stock outstanding as of March 31, 2000 is 8,117,476.

Transitional Small Business Disclosure Format (check one): Yes ... No .X.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Tollycraft Yacht Corporation
                               First Quarter 2000

                                  Balance Sheet

                                                     March 31,      December 31,
                                                       2000             1999
                                                   -------------   -------------

                                     ASSETS
                                     ------

Current assets:
   Cash                                            $         --    $         95
   Raw material inventories                                  --         303,508
   Work-in-process inventories                               --          96,909
                                                   -------------   -------------
          Total current assets                               --         400,512


Molds and patterns and tooling, net of
  accumulated depreciation of $936,216                1,952,228       1,952,228

Equipment, net of accumulated depreciation
  of $455,637 in 1999                                        --         422,064

Other assets                                          2,372,687       2,374,500
                                                   -------------   -------------
                                                   $  4,324,915    $  5,149,304
                                                   =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Net deferred tax liabilities                       $    330,498    $    330,498

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no stated value; authorized
     5,000,000 shares, issued and outstanding
     1,231,341 shares                                 2,534,333       2,534,333
   Common stock, no par value; authorized
     100,000,000 shares, issued and outstanding
     12,738,576 shares                               18,755,650      18,755,650
   Retained deficit                                 (17,295,566)    (16,471,177)
                                                   -------------   -------------
          Total stockholders' equity                  3,994,417       4,818,806
                                                   -------------   -------------
                                                   $  4,324,915    $  5,149,304
                                                   =============   =============

                          Tollycraft Yacht Corporation
                               First Quarter 2000

                             Statement of Operations

                                                           Three months ended
                                                                March 31
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
Costs and expenses:
   General and administrative expenses                   $402,325       $  1,925
   Loss on disposal of assets                             422,064             --
                                                         --------       --------
Loss before provision for income taxes                    824,389          1,925

Provision for income taxes                                     --             --
                                                         --------       --------
Net loss                                                 $824,389       $  1,925
                                                         ========       ========

Net loss per common share                                $   .065       $   .000
                                                         ========       ========

                          Tollycraft Yacht Corporation
                               First Quarter 2000

                             Statement of Cash Flows

                                                           Three months ended
                                                                March 31
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
Cash flows from operating activities:
   Net loss                                             $(824,389)    $  (1,925)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                          1,813         1,875
     Loss on disposal of assets                           422,064            --
     Change in raw material and work-in-process
      inventories                                         400,417            --
                                                        ----------    ----------
Net decrease in cash                                          (95)          (50)

Cash at beginning of period                                    95           145
                                                        ----------    ----------
Cash at end of period                                   $      --     $      95
                                                        ==========    ==========

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000

1. Nature of business and summary of significant accounting policies

NATURE OF BUSINESS: Tollycraft Yacht Corporation (the "Company") is engaged in the manufacture and distribution of luxury motor yachts. The Company grants credit to its customers. The ability to collect its accounts receivable is affected by economic fluctuations in the geographic areas served by the Company.

INVENTORIES: Inventories are valued at net realizable value, which is lower than cost.

EQUIPMENT: Equipment is carried at cost. Additions and improvements to jigs, patterns and molds are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range from three to ten years.

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

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000


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

3.  Other assets

Other assets were as follows at December 31:

                                                         1999            1998
                                                      ----------      ----------
Prepaid manufacturing expenses                         2,000,000      $2,000,000
Prepaid consulting services                              360,000         360,000
Product rights not used in operations                     14,500          22,000
         Total other assets                           $2,374,500      $2,382,000

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000


4.  Equipment

         Equipment was as follows at December 31:

                                                     1999               1998
                                                 ------------       ------------
Manufacturing equipment                          $   486,126        $   486,126
Office furniture and fixtures                        391,575            391,575
Molds and patterns                                 2,888,444          2,888,444
                                                 ------------       ------------
                                                   3,766,145          3,766,145
Less accumulated depreciation                     (1,391,853)        (1,391,853)
                                                 ------------       ------------
Equipment, net                                   $ 2,374,292        $ 2,374,292
                                                 ============       ============
5.  Income taxes

         Net deferred tax liabilities were as follows at December 31:

                                                       1999             1998
                                                   ------------     ------------
Deferred tax assets
Net operating loss carryovers                      $ 6,987,849      $ 6,983,795
Valuation allowance for deferred
  tax assets                                        (6,987,849)      (6,983,795)

Deferred tax liabilities- depreciation                (330,498)        (330,498)

Net deferred tax liabilities                       $  (330,498)     $  (330,498)
                                                   ============     ============

The Company had net operating loss carryovers as of December 31, 1999 of approximately $20,567,000 ($20,540,000 for 1998) available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that becomes available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire $3,100,000 in 2010; $2,000,000 in 2011; $11,500,000 in 2012; $2,910,000 in 2013; $1,030,000 in 2014;
and $27,000 in 2015.

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

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000


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

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2000


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

Forward Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives), such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rate and general economic conditions. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Results of Operations

Current operating results were as expected and budgeted by management. All production has been discontinued and all non-essential personnel have been laid off. A net loss of $824,389 was incurred for the quarter ended March 31, 2000, due to general and administrative expenses and loss on disposal of assets. For the quarter ended March 31, 1999 the net loss had been $1,925. There were no sales for the quarter ended March 31, 2000 as a result of inactivity.

Financial Condition

As of March 31, 2000, the Company's current assets equaled $0, comparable to the March 31, 1999 figure of $0. As of March 31, 2000, current liabilities were zero, the same as they were on March 31, 1999. This is due to the inactivity of the business.

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

The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the Year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $5,000 to $10,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

Since the Company mainly uses third-party "off-the-shelf" software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The cost to be incurred by the Company related to externally maintained systems are expected to be minimal.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Tollycraft v. Lemmons, et al., Case No. 99-5380, pending before the Federal District Court for the Western District of Washington at Tacoma.

Tolly filed suit against D&C Lemmons, LLC, Don and Jane Doe Lemmons, Jerry and Jane Doe Clark, and Northstar Yachts for conversion of Tollycraft's personal property consisting of Tollycraft's hull molds, hull plugs, patterns, associated tooling, and a partially completed 48-foot hull, hull number 48-110. In addition, Tollycraft has asserted claims of violation of Tollycraft's patent and trademark rights, as well as a breach of contract action against Don Lemmons based on a consulting agreement between Tollycraft and Don Lemmons. Tollycraft has prayed for return of its personal property and for a monetary judgment in an amount not less than $18,000,000.00. A motion for Partial Summary Judgment has been filed by Tollycraft on the issue of conversion and is pending before the Court.

D & C Lemmons v. Tollycraft
Cowlitz County, Washington
Stipulated Judgment in the amount of $291,048.00.
Tollycraft has filed a substantial offsetting claim against D & C Lemmons for unlawfully conducting a landlord's lien foreclosure. Based upon the law regarding landlord liens, the Company has been advised by counsel that it has a strong chance of success in its claim against D&C Lemmons.

Dennis Pursley v. Tollycraft Yacht Corporation and 35 others
San Diego Superior Court, San Diego County, California
Claim for intentional misrepresentation, sale of security not qualified for sale, and fraudulent transfer. On September 23, 1999 the parties settled this case. Under the terms of the settlement, Tollycraft agreed to issue 200,000 shares of restricted common stock to Pursley, et al.

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


Tollycraft Yacht Corporation
    (Registrant)


Date:


By: /s/ Peter Hobbs
   ---------------------------------
   Peter Hobbs, Chairman
   Chief Financial Officer

Tollycraft Yacht Corporation 10QSB