Form 10QSB
period 2000-06-30
TOLLYCRAFT YACHT CORP
filed 2002-10-24
CIK 1019867

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Tollycraft Yacht Corporation
                               Second Quarter 2000

                                  Balance Sheet

                                                       June 30,     December 31,
                                                        2000            1999
                                                   -------------   -------------
                                     ASSETS
                                     ------

Current assets:
   Cash                                            $         --    $         95
   Raw material inventories                                  --         303,508
   Work-in-process inventories                               --          96,909
                                                   -------------   -------------
     Total current assets                                    --         400,512

Molds and patterns and tooling, net of
  accumulated depreciation of $936,216                1,952,228       1,952,228

Equipment, net of accumulated depreciation of
  $455,637 in 1999                                           --         422,064

Other assets                                          2,370,875       2,374,500
                                                   -------------   -------------
                                                   $  4,323,103    $  5,149,304
                                                   =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Net deferred tax liabilities                       $    330,498    $    330,498

Commitments and contingencies

Stockholders' equity:

   Preferred stock, no stated value;
     authorized 5,000,000 shares, issued and
     outstanding 1,231,341 shares                     2,534,333       2,534,333

   Common stock, no par value; authorized
     100,000,000 shares, issued and outstanding
     12,738,576 shares                               18,755,650      18,755,650

   Retained deficit                                 (17,297,378)    (16,471,177)
                                                   -------------   -------------
     Total stockholders' equity                       3,992,605       4,818,806
                                                   -------------   -------------
                                                   $  4,323,103    $  5,149,304
                                                   =============   =============


                               Tollycraft Yacht Corporation
                                    Second Quarter 2000

                                  Statement of Operations

                                         Three months ended     Six months ended
                                               June 30               June 30
                                         -------------------   -------------------
                                           2000       1999       2000       1999
                                         --------   --------   --------   --------
Costs and expenses:
   General and administrative expenses   $  1,812   $ 21,352   $404,137   $ 23,277
   Loss on disposal of assets                  --         --    422,064         --
                                         --------   --------   --------   --------
Loss before provision for income taxes      1,812     21,352    826,201     23,277

Provision for income taxes                     --         --         --         --
                                         --------   --------   --------   --------
Net loss                                 $  1,812   $ 21,352   $826,201   $ 23,277
                                         ========   ========   ========   ========

Net loss per common share                $   .000   $   .002   $   .065   $   .002
                                         ========   ========   ========   ========



                                    Tollycraft Yacht Corporation
                                         Second Quarter 2000

                                       Statement of Cash Flows

                                                     Three months ended        Six months ended
                                                          June 30                   June 30
                                                  -----------------------   -----------------------
                                                     2000         1999         2000          1999
                                                  ----------   ----------   ----------   ----------
Cash flows from operating activities:
   Net loss                                       $  (1,812)   $ (21,352)   $(826,201)   $ (23,277)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
   Depreciation and amortization                      1,812        1,875        3,625        3,750
   Loss on disposal of assets                            --           --      422,064           --
   Common stock issued in exchange for services          --       19,477           --       19,477
   Change in raw material and
     work-in-process inventories                         --           --      400,417           --
                                                  ----------   ----------   ----------   ----------
Net decrease in cash                                     --           --          (95)         (50)

Cash at beginning of period                              --           95           95          145
                                                  ----------   ----------   ----------   ----------
Cash at end of period                             $      --    $      95    $      --    $      95
                                                  ==========   ==========   ==========   ==========
Supplemental disclosure of noncash
  financing activity - common stock
  issued in exchange for services                 $      --    $  19,477    $      --    $  19,477
                                                  ==========   ==========   ==========   ==========



                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended June 30, 2000


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

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended June 30, 2000


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

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended June 30, 2000


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

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended June 30, 2000


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

                          TOLLYCRAFT YACHT CORPORATION
                          Notes to Financial Statements
                    For the Three Months Ended June 30, 2000


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

Results of Operations

Current operating results were as expected and budgeted by management. All production has been discontinued and all non-essential personnel have been laid off. A net loss of $1,812 was incurred for the quarter ended June 30, 2000, due to general and administrative expenses. For the quarter ended June 30, 1999, the net loss had been $21,352. There were no sales for the quarter ended June 30, 2000 as a result of inactivity.

Financial Condition

As of June 30, 2000, the Company's current assets equaled zero, comparable to the June 30, 1999 figure of zero. As of June 30, 2000, current liabilities were zero, the same as they were on June 30, 1999. This is due to the inactivity of the business.

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

Since the Company mainly uses third-party "off-the-shelf" software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The costs to be incurred by the Company related to externally maintained systems are expected to be minimal.

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


Tollycraft Yacht Corporation
    (Registrant)


Date:


By: /s/ Peter Hobbs
   --------------------------------
   Peter Hobbs, Chairman
   Chief Financial Officer

Tollycraft Yacht Corporation 10QSB